Form 10-Q
period 1996-03-31
DAW TECHNOLOGIES INC /UT
filed 1996-05-15
CIK 882159

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

     or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                            DAW TECHNOLOGIES, INC.


                        (Exact name of registrant as
                          specified in its charter)

          UTAH                      0-21818                     87-0464280
(State or other jurisdiction      (Commission                 (IRS Employer
   of incorporation or              File No.)               Identification No.)
     organization)

                             2700 SOUTH 900 WEST
                         SALT LAKE CITY, UTAH  84119
                            (Address of principal
                    executive offices, including zip code)

       Registrant's telephone number, including area code:  (801) 977-3100

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     As of May 10, 1996, the Registrant had 12,337,254 shares of Common Stock, $0.01 par value outstanding.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                             DAW TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .   1


Item 1. Condensed Balance Sheets - March 31, 1996 and December 31, 1995. . .   1


        Condensed Statements of Earnings - Three months ended March 31,
        1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

        Condensed Statements of Cash Flows - Three months ended March 31,
        1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

        Notes to Condensed Financial Statements - March 31, 1996 . . . . . .   5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .   6

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .   9

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .   9

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             DAW TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                        (in thousands, except share data)

                                                        MARCH 31,   DEC. 31,
                                                          1996        1995
                                                        ---------   --------
                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $ 1,749     $ 5,885
  Contracts receivable                                    19,639      14,714
  Costs and estimated earnings in excess of billings
    on contracts in progress                              11,273      10,930
  Inventories - raw materials                              2,635       1,478
  Other current assets                                       479         545
                                                         -------     -------
       Total current assets                               35,775      33,552
PROPERTY AND EQUIPMENT, NET AT COST                        6,913       6,438
OTHER ASSETS                                                  90          82
                                                         $42,778     $40,072
                                                         -------     -------
                                                         -------     -------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities              $ 11,153   $  12,272
  Billings in excess of costs and estimated
    earnings on contracts in progress                      5,613       3,699
  Line of credit                                           2,944       1,500
  Current portion of long-term obligations                   594         650
                                                         -------     -------
       Total current liabilities                          20,304      18,121
LONG TERM OBLIGATIONS                                      2,295       2,390
DEFERRED INCOME TAX LIABILITY                                152         152
COMMITMENTS AND CONTINGENCIES                                -           -

SHAREHOLDERS' EQUITY
  Preferred stock, authorized 10,000,000 shares of
    $.01 par value; none issued and outstanding              -           -
  Common stock, authorized 50,000,000 shares of
    $.01 par value; issued and outstanding 12,330,254
    shares at March 31, 1996 and December 31, 1995           123         123
  Additional paid-in-capital                              14,970      14,970
  Retained earnings                                        4,934       4,316
                                                         -------     -------
       Total shareholders' equity                         20,027      19,409
                                                         -------     -------
                                                         $42,778     $40,072
                                                         -------     -------
                                                         -------     -------


            See accompanying notes to condensed financial statements.

                             DAW TECHNOLOGIES, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)
                        (in thousands, except share data)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                               -----------------------
                                                  1996         1995
                                               ----------   ----------
Contract revenue                                  $23,383      $16,803
Cost of contracts                                  20,042       14,174
                                                  -------      -------
Gross profit                                        3,341        2,629
                                                  -------      -------
Selling, general and administrative expenses        2,258        1,169
Depreciation and amortization                          97           79
                                                  -------      -------
Operating expenses                                  2,355        1,248
                                                  -------      -------
Earnings from operations                              986        1,381

Other income (expense)
  Interest expense                                   (121)         (13)
  Other income                                        131           66
                                                  -------      -------
                                                       10           53
                                                  -------      -------
  Earnings before income taxes                        996        1,434

Income taxes                                         (378)        (545)
                                                  -------      -------
  NET EARNINGS                                    $   618      $   889
                                                  -------      -------
                                                  -------      -------
Net earnings per share
  Primary                                         $  0.05      $  0.08
  Fully diluted                                   $  0.05      $  0.08

Weighted average common and dilutive
  common equivalent shares outstanding
    Primary                                    12,330,254   11,745,921
    Fully diluted                              12,330,254   11,745,921


          See accompanying notes to condensed financial statements.

                             DAW TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          ------------------
                                                            1996       1995
                                                          -------    -------
Increase (decrease) in cash
  Cash flows from operating activities
    Net earnings                                          $   618    $   889
    Adjustments to reconcile net earnings
       to net cash provided by (used in) operating
           activities
         Depreciation and amortization                        386        158
         Provision for losses on contracts receivable          43          -
         Changes in assets and liabilities
           Contracts and other receivables                 (5,011)       396
           Costs and estimated earnings in excess
             of billings on contracts in progress            (343)    (2,511)
           Inventories                                     (1,157)      (227)
           Prepaid expenses and other
             current assets                                   110         42
           Accounts payable, other liabilities and
             accrued expenses                              (1,442)     1,854
           Income taxes payable                               323        545
           Billings in excess of costs and estimated
             earnings on contracts in progress              1,914        484
           Other assets                                        (9)       (10)
                                                          -------    -------
         Net cash provided by (used in)
           operating activities                            (4,568)     1,620
                                                          -------    -------
  Cash flows from investing activities
    Payments for purchase of property
       and equipment                                         (862)      (340)
                                                          -------    -------
         Net cash used in investing activities               (862)      (340)
                                                          -------    -------


        See accompanying notes to condensed financial statements.

                           DAW TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
                               (Unaudited)
                     (in thousands, except share data)

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                     -----------------
                                                       1996      1995
                                                     -------   -------
  Cash flows from financing activities
    Net change in line of credit                     $ 1,444    $    -
    Payments of long-term debt                           (22)      (21)
    Proceeds from exercise of warrants and options         -        95
    Payments of obligations under
       capital leases                                   (128)      (37)
                                                     -------   -------

         Net cash provided by
           financing activities                        1,294        37
                                                     -------   -------

         Net increase (decrease) in cash and
           cash equivalents                           (4,136)    1,317

  Cash and cash equivalents at beginning of period     5,885     2,711
                                                     -------   -------

  Cash and cash equivalents at end of period         $ 1,749   $ 4,028
                                                     -------   -------
                                                     -------   -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR

  Interest                                           $   121   $    13
  Income taxes                                             -       100


      See accompanying notes to condensed financial statements.

                           DAW TECHNOLOGIES, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)
                     (in thousands, except share data)


     1.   INTERIM CONDENSED FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months ended March 31, 1996 should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

     2.   LINE OF CREDIT

          On January 2, 1996 the Company replaced its old revolving line of credit for a new line of credit with a bank for $8,000. The interest rate is computed at the bank's variable index rate (8.50% at inception, 8.25% at March 31, 1996). The Company had borrowings of $2,944 and $1,500 as of March 31, 1996, and December 31, 1995 respectively. The line is collateralized by certain receivables and inventories.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

     The Company is an integrated systems solution provider of cleanrooms and cleanroom component systems for the semiconductor industry. In recent years, the Company has typically had one to five significant customers, each of which accounted for more than 10% of the Company's annual revenues; these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature. During the fourth quarter of 1995 and the first quarter of 1996, there have been certain events that would indicate the industry could currently be in a cyclical downturn. Such a downturn could result in reduced capital spending by semiconductor companies and the cancellation, reduction or delay of certain contracts already awarded, which could have a material adverse effect on the Company's operations. Although the Company has experienced one contract reduction during the first quarter of 1996, management does not believe, based on the contract bidding activity in process and the contracts that have been awarded to the Company in 1996, that any actual downturn will be of a long-term nature or have a significant impact on the Company's operations for 1996. There can be no assurance, however, that the Company's operations will not be materially adversely affected by any such cyclical downturn.

     The Company's contract revenue and operating results fluctuate substantially from quarter to quarter depending on such factors as the timing of significant customer orders, the timing of revenue and cost recognition, variations in contract mix, changes in customer buying patterns, fluctuations in the semiconductor equipment market, utilization of capacity, manufacturing productivity and efficiency, availability of key components and trends in the economies of the geographical regions in which the Company operates.

     The Company uses the percentage-of-completion method of accounting for its contracts. The Company recognizes revenue in proportion to the costs incurred to date in relation to the total anticipated costs. Revenue recognized may not be the same as progress billings to the customer. Underbillings are reflected in an asset account (costs and estimated earnings in excess of billings on contracts in progress), and overbillings are reflected in a liability account (billings in excess of costs and estimated earnings on contracts in progress). Engineering and development costs for new products to be supplied for identified projects are considered a cost of that project.

     The Company generates revenue in three geographic regions; North America, Asia/Pacific Rim and Europe. Contracts in the Asia/Pacific Rim region are generally denominated in United States dollars. Although risk of fluctuations in currency value does not affect such dollar-denominated contracts, changes in the relative value of the dollar could make the Company less competitive in this region. Contracts to be performed in Europe may be denominated in local currency, and the Company bears the risk of changes in the relative value of the dollar and the local currencies. The Company has in the past and may in the future attempt to hedge against currency fluctuations on contracts denominated in local currencies. There can be no assurance, however, that such hedging will fully insulate the Company from fluctuations or will not expose the Company to additional risks of loss.

     The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

RESULTS OF OPERATIONS

                                                 FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                                 --------------------
                                                   1996         1995
                                                 -------      -------
STATEMENT OF OPERATIONS DATA:
Contract revenue                                 $23,383      $16,803
Cost of contracts                                 20,042       14,174
                                                 -------      -------
Gross profit                                       3,341        2,629
                                                 -------      -------
Selling, general and administrative expenses       2,258        1,169
Depreciation and amortization                         97           79
                                                 -------      -------
                                                   2,355        1,248
                                                 -------      -------
Earnings from operations                             986        1,381
Other income, net                                     10           53
                                                 -------      -------
Earnings before income taxes                         996        1,434
Income taxes                                        (378)        (545)
                                                 -------      -------
Net earnings                                     $   618      $   889
                                                 -------      -------
                                                 -------      -------

                                              MARCH 31, 1996  DECEMBER 31, 1995
                                              --------------  -----------------
BALANCE SHEET DATA:
Cash and cash equivalents                        $ 1,749           $ 5,885
Working capital                                   15,471            15,431
Total assets                                      42,778            40,072
Total liabilities                                 22,751            20,663
Total shareholders equity                         20,027            19,409

     Contract revenue for the first quarter of 1996 increased by 39.2% to $23.4 million compared to $16.8 million for the first quarter of 1995. This increase is attributed to an increase in the number of contracts in process during the first quarter of 1996 and an increase in the average size of the contracts. The Company's ability to increase the number and size of its contracts has been enhanced by an increase in the manufacturing capacity of the Company's facilities, which has resulted in a higher production of cleanroom component parts during the first quarter of 1996 compared to the first quarter of 1995.

     Gross profit for first quarter of 1996 increased by 27.1% to $3.3 million from $2.6 million for the first quarter of 1995 but decreased as a percentage of contract revenue to 14.3% for the first quarter of 1996 from 15.6% for the first quarter of 1995. The decrease in gross profit as a percentage of revenue was primarily the result of the Company's manufacturing expansion which created certain inefficiencies that continue to result in lower than expected gross margins. Management believes that gross margins will gradually improve over the next few quarters as manufacturing inefficiencies continue to be eliminated. Also effecting margins during the first quarter of 1996 were certain strategic projects in process during the first quarter of 1996 awarded in Taiwan during
1995 at lower than average margins.   These projects will continue to have an
effect on gross profit margin through the second quarter of 1996.

     Selling, general and administrative expenses for the first quarter of 1996 increased 93.2% to $2.3 million, or 9.7% of contract revenue, compared to $1.2 million, or 7.0% of contract revenue for the first quarter of 1995. This increase is related to greater selling and marketing activities required to improve the number and size of contracts awarded during the first quarter of 1996 as compared to the first quarter of 1995. The Company also increased it's general and administrative headcount to meet the requirements of the increased sales volume. Interest expense for the first quarter of 1996 increased to $131 compared to $13 for the first quarter of 1995. This increase is directly related to the borrowings against the Company's credit line. There were no borrowings against the credit line for the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 31, 1996 was $15.5 million compared to $15.4 at December 31, 1995. This includes cash and cash equivalents of $1.7 million at March 31, 1996 and $5.9 million at December 31, 1995, respectively. The Company's operations used $4.6 million of cash during the first quarter of 1996, compared to $1.6 million of cash provided by operations during the first quarter of 1995. During the first quarter of 1996, the Company experienced an increase in receivables, costs and estimated earnings in excess of billings on contracts in progress, and inventories as a result of growth in the size and number of contracts. In addition, the Company paid down accounts payable and accrued liabilities during the first quarter of 1996.

     At December 31, 1995, the Company had lines of credit totaling $6.0 million. During the first quarter of 1996, the Company negotiated a new line of credit totaling $8.0 million which replaced the two existing lines. Amounts drawn under the line bear interest at a commercial loan variable rate index (8.5% as of date of the agreement) and are due no later than June 1, 1996, with options to renew the agreement on an annual basis. The line is secured by all domestic accounts receivable and inventory. At March 31, 1996, the Company had $2.9 million outstanding against the line of credit.

     Management believes that existing cash balances, borrowings available under the line of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through December 31, 1996. However, in the event the Company experiences adverse operating performance or above-anticipated capital expenditure requirements, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms.

                         PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

           REGULATION S-K
           EXHIBIT NO.                       DESCRIPTION
           --------------     -----------------------------------

           10.1               Revolving Line of Credit Agreement*

           11                 Earnings Per Share Calculation

           27                 Financial Data Schedule

           _________________
           * Incorporated by reference to Exhibit No. 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

          (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1996.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DAW TECHNOLOGIES, INC.
                                        ----------------------
                                             (Registrant)


                              By:  /s/ DAVID R. GROW
                                   ----------------------------------
                                   David R. Grow
                                   Executive Vice President, Chief
                                   Financial Officer, Secretary and
                                   Treasurer