Form 10-Q
period 1996-06-30
DAW TECHNOLOGIES INC /UT
filed 1996-08-14
CIK 882159

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

          or

 (  )     Transition report pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934.


                            DAW TECHNOLOGIES, INC.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)


             UTAH                       0-21818                 87-0464280
- ----------------------------     ---------------------      -------------------
(State or other jurisdiction     (Commission File No.)         (IRS Employer
      of incorporation                                      Identification No.)
       or organization)

                              2700 SOUTH 900 WEST
                          SALT  LAKE CITY, UTAH  84119
                        ----------------------------------
          (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code:  (801) 977-3100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of August 12, 1996, the Registrant had 12,356,654 shares of Common Stock, $0.01 par value outstanding.

                                DAW TECHNOLOGIES, INC.

TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .   1


Item 1.   Condensed Balance Sheets - June 30, 1996 and
          December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . .   1


          Condensed Statements of Earnings - Three months and
          six months ended June 30, 1996 and 1995. . . . . . . . . . . . .   2


          Condensed Statements of Cash Flows - Six months ended
          June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .   3


          Notes to Condensed Financial Statements - June 30,
          1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . .   7



PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  11


Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .  11


Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  11


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                       PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                           DAW TECHNOLOGIES, INC.
                          CONDENSED BALANCE SHEETS
                                 (Unaudited)
                      (in thousands, except share data)

                                                                         June 30,   December 31,
                                                                           1996         1995
                                                                         --------   ------------

                                   ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                           $   3,176    $   5,885
    Contracts receivable, net                                              23,010       14,714
    Costs and estimated earnings in excess of billings
        on contracts in progress                                           10,940       10,930
    Inventories - raw materials                                             3,018        1,478
    Other current assets                                                    1,081          545
                                                                         --------     --------
              Total current assets                                         41,225       33,552
PROPERTY AND EQUIPMENT, NET                                                 7,524        6,438
OTHER ASSETS                                                                  105           82
                                                                         --------     --------
                                                                         $ 48,854     $ 40,072
                                                                         --------     --------
                                                                         --------     --------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                             $ 14,817     $ 12,272
    Billings in excess of costs and estimated
        earnings on contracts in progress                                   4,450        3,699
    Line of credit                                                          6,035        1,500
    Current portion of long-term obligations                                  579          650
                                                                         --------     --------
              Total current liabilities                                    25,881       18,121
LONG TERM OBLIGATIONS, less current portion                                 2,107        2,390
DEFERRED INCOME TAX LIABILITY                                                 142          152
COMMITMENTS AND CONTINGENCIES                                                  -            -

SHAREHOLDERS' EQUITY
    Preferred stock, authorized 10,000,000 shares of
        $.01 par value; none issued and outstanding                            -            -
    Common stock, authorized 50,000,000 shares of $.01 par value;
        issued and outstanding 12,342,254 shares at June 30, 1996
        and 12,330,254 shares at December 31, 1995                            123          123
    Additional paid-in-capital                                             15,014       14,970
    Retained earnings                                                       5,587        4,316
                                                                         --------     --------
              Total shareholders' equity                                   20,724       19,409
                                                                         --------     --------
                                                                         $ 48,854     $ 40,072
                                                                         --------     --------
                                                                         --------     --------


               See accompanying notes to condensed financial statements.

                             DAW TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)
                      (in thousands, except share data)

                                           Three Months Ended             Six Months Ended
                                                June 30,                      June 30,
                                           ------------------             ----------------
                                           1996         1995             1996         1995
                                           ----         ----             ----         ----
Contract revenue                        $   27,049   $   13,948      $   50,432    $  30,751

Cost of contracts                           23,807       14,539          43,849       28,468
                                        ----------   ----------      ----------    ---------

Gross profit (loss)                          3,242         (591)          6,583        2,283
                                        ----------   ----------      ----------    ---------

Selling, general and administrative
 expenses                                    2,576        1,782           4,835        3,196
Depreciation and amortization                   91           95             187          174
                                        ----------   ----------      ----------    ---------

Operating expenses                           2,667        1,877           5,022        3,370
                                        ----------   ----------      ----------    ---------

Earnings (loss) from operations                575       (2,468)          1,561       (1,087)

Other income (expense)
    Interest expense                          (181)          (9)           (303)         (22)

    Other income                               678          154             809          220
                                        ----------   ----------      ----------    ---------

                                               497          145             506          198
                                        ----------   ----------      ----------    ---------

Earnings (loss) before income taxes          1,072       (2,323)          2,067         (889)

Income (taxes) benefit                        (418)         883            (796)         338
                                        ----------   ----------      ----------    ---------

NET EARNINGS (LOSS)                     $      654   $   (1,440)     $    1,271    $    (551)
                                        ----------   ----------      ----------    ---------
                                        ----------   ----------      ----------    ---------

Net earnings (loss) per share
    Primary                             $     0.05   $    (0.12)     $     0.10    $   (0.05)
    Fully diluted                       $     0.05   $    (0.12)     $     0.10    $   (0.05)

Weighted average common and
    dilutive common equivalent
    shares outstanding
        Primary                         12,337,870   12,065,254      12,334,104   11,905,588
        Fully diluted                   12,337,870   12,065,254      12,334,104   11,905,588

                 See accompanying notes to condensed financial statements.

                              DAW TECHNOLOGIES, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                         (in thousands, except share data)

                                                          Six Months Ended
                                                               June 30,
                                                          ----------------
                                                        1996            1995
                                                        ----            ----

Increase (decrease) in cash
  Cash flows from operating activities
  Net earnings (loss)                                 $  1,271        $  (551)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating
      activities
      Depreciation and amortization                        779           348
      Provision for losses on contracts receivable          83            -
      Changes in assets and liabilities
        Contracts and other receivables                 (9,032)         (689)
        Costs and estimated earnings in excess
           of billings on contracts in progress            (10)         (322)
        Inventories                                     (1,540)         (745)
        Prepaid expenses and other
           current assets                                  119            59
        Accounts payable, other liabilities
           and accrued expenses                          2,014         1,683
        Income taxes payable                               519          (358)
        Billings in excess of costs and estimated
           earnings on contracts in progress               751         1,061
        Other assets                                       (23)          (11)
                                                      --------        -------
      Net cash provided by (used in)
         operating activities                           (5,069)          475
                                                      --------        -------
 Cash flows from investing activities
  Payments for purchase of property
    and equipment                                       (1,865)       (1,232)
                                                      --------        -------
      Net cash used in investing activities             (1,865)       (1,232)
                                                      --------        -------

                                      (continued)
               See accompanying notes to condensed financial statements.

                                DAW TECHNOLOGIES, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
                                     (Unaudited)
                         (in thousands, except share data)


                                                          Six Months Ended
                                                              June 30,
                                                          ----------------
                                                          1996        1995
                                                          ----        ----

  Cash flows from financing activities
   Net change in line of credit                           4,535           -
   Payments of long-term debt                               (46)        (35)
   Proceeds from exercise of warrants and options            44       2,211
   Payments of obligations under
    capital leases                                         (308)        (76)
                                                        -------     -------

      Net cash provided by
        financing activities                              4,225      2,100
                                                        -------     -------

           Net increase (decrease) in cash and
          cash equivalents                               (2,709)      1,343

   Cash and cash equivalents at beginning of period       5,885       2,711
                                                        -------     -------

   Cash and cash equivalents at end of period           $ 3,176     $ 4,054
                                                        -------     -------
                                                        -------     -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    CASH PAID DURING THE PERIOD FOR

    Interest                                            $   303     $    22
    Income taxes                                            200         100


            See accompanying notes to condensed financial statements.

                              DAW TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


    1.   INTERIM CONDENSED FINANCIAL STATEMENTS

    The accompanying unaudited, condensed financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three and six months ended June 30, 1996 should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1995. The results of operations for the three and six months ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

    2.   LINE OF CREDIT

    On January 2, 1996 the Company replaced its former revolving line of credit with a new line of credit with a bank for $8,000. The interest rate is computed at the bank's variable index rate (8.50% at inception; 8.25% at June 30, 1996). The Company had borrowings of $6,035 and $1,500 as of June 30, 1996, and December 31, 1995, respectively. The line is collateralized by certain receivables and inventories.

    3.   STOCK PURCHASE PLAN

    During the six months ended June 30, 1996, the Board of Directors and the shareholders approved the Company's 1996 Employee Stock Purchase Plan ("Purchase Plan"). The Purchase Plan provides for a series of six-month offerings on May 1 and November 1 of each calendar year during the term of the Purchase Plan. The first six-month offering commenced on May 1, 1996 and the last six-month offering will commence on November 1, 2000.
An eligible employee may elect to participate in an offering under the Purchase Plan by authorizing the Company to make payroll deductions during the offering period. The maximum number of shares of common stock which may be issued under the Purchase Plan is 750,000. The price per share to be paid by the participant under the Purchase Plan shall be the lessor of 85% of the fair market value of the common stock on the applicable offering commencement date or 85% of the fair market value of the common stock on the applicable offering termination date. No employee is permitted to purchase in excess of $25,000 of common stock per calendar year under the Purchase Plan.


                               (continued)

    4.   AMENDMENT TO STOCK OPTION PLAN

    During the six months ended June 30, 1996, the Board of Directors and shareholders approved an amendment to the 1993 Stock Option Plan ("Option Plan"). The amendment eliminates the 250,000 share annual limitation, increases the maximum number of shares available for issuance under the Option Plan to 1,250,000 and limits the number of shares for which options may be granted to an employee in a single calendar year to 100,000.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

General

    The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

    The Company is an integrated systems solution provider of cleanrooms and cleanroom component systems for the semiconductor industry. In recent years, the Company typically has had one to five significant customers, each of which accounted for more than ten percent of the Company's annual revenues; these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature. During the first and second quarters of 1996, there have been certain events that indicate the industry is currently in a cyclical downturn. Such a downturn could result in reduced capital spending by semiconductor companies and the cancellation, reduction or delay of certain contracts already awarded to the Company, which could have a material adverse effect on the Company's operations. The Company has experienced one contract reduction during the first quarter of 1996 and a contract delay during the second quarter of 1996. These contract changes have not had a material impact on the Company's financial condition for the six months ended June 30, 1996. However, in the event the Company experiences additional contract reductions or delays, these events could materially adversely affect the Company's financial statements for the remainder of 1996. Management does not believe, based on its backlog of $78.0 million at June 30, 1996 and the contract bidding activity in process, that the industry downturn will be long-term. There can be no assurance, however, that the Company's operations will not be materially adversely affected if the downturn continues longer than management's current expectation.

    The Company's contract revenue and operating results fluctuate substantially from quarter to quarter depending on the timing of significant customer orders, the timing of revenue and cost recognition, variations in contract mix, changes in customer buying patterns, fluctuations in the semiconductor equipment market, utilization of capacity, manufacturing productivity and efficiency, availability of key components, and trends in the economies of the geographical regions in which the Company operates.

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

    The Company generates revenue in three geographic regions:
North America, Asia/Pacific Rim, and Europe. Contracts in the Asia/Pacific Rim region are generally denominated in United States dollars. Although risk of fluctuations in currency value does not affect such dollar-denominated contracts, changes in the relative value of the dollar could make the Company less competitive in this region. Contracts to be performed in Europe may be denominated in local currency, and the Company bears the risk of changes in the relative value of the dollar and the local currencies. The Company has in the past and may in the future attempt to hedge against currency fluctuations on contracts denominated in local currencies. There can be no assurance, however, that such hedging will fully insulate the Company from fluctuations or will not expose the Company to additional risks of loss.

    The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

RESULTS OF OPERATIONS (in thousands, except share data)


                                         FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                             ENDED JUNE 30,         ENDED JUNE 30,
                                         --------------------     ------------------
                                          1996          1995       1996        1995
                                          ----          ----       ----        ----
STATEMENT OF OPERATIONS DATA:
Contract revenue .....................  $ 27,049     $ 13,948    $ 50,432   $ 30,751

Cost of contracts                         23,807       14,539      43,849     28,468
                                        --------     --------    --------   --------
Gross profit (loss)                        3,242         (591)      6,583      2,283
                                        --------     --------    --------   --------
Selling, general and
    administrative expenses                2,576        1,782       4,835      3,196
Depreciation and
    amortization                              91           95         187        174
                                        --------     --------    --------   --------
                                           2,667        1,877       5,022      3,370
                                        --------     --------    --------   --------
Earnings (loss) from operations ......       575       (2,468)      1,561     (1,087)
Other income, net ....................       497          145         506        198
                                        --------     --------    --------   --------
Earnings (loss) before income taxes...     1,072       (2,323)      2,067       (889)
Income (taxes) benefit ...............      (418)         883        (796)       338
                                        --------     --------    --------   --------
Net earnings (loss) ..................  $    654     $ (1,440)   $  1,271    $  (551)
                                        --------     --------    --------   --------
                                        --------     --------    --------   --------
Net earnings (loss) per share
    Primary ..........................  $   0.05     $  (0.12)   $   0.10    $ (0.05)
    Fully diluted ....................  $   0.05     $  (0.12)   $   0.10    $ (0.05)

                                     JUNE 30,        DECEMBER 31,
                                       1996              1995
                                     --------        ------------
BALANCE SHEET DATA:
Cash and cash equivalents .......    $ 3,176          $ 5,885
Working capital .................     15,344           15,431
Total assets ....................     48,854           40,072
Total liabilities ...............     28,130           20,663
Total shareholders equity .......     20,724           19,409

    Contract revenue for the second quarter of 1996 increased by 93.9% to $27.0 million compared to $13.9 million for the second quarter of 1995. Contract revenue for the six months ended June 30, 1996 increased by 64.0% to $50.4 million compared to $30.8 million for the six months ended June 30, 1995. This increase is attributed to an increase in the number of contracts in process during the first and second quarters of 1996 and an increase in the average size of the contracts. The Company's ability to increase the number and size of its contracts has been enhanced by an increase in the manufacturing capacity of the Company's facilities which has resulted in a higher production of cleanroom component parts during the first and second quarters of 1996 compared to the first and second quarters of 1995.

    Gross profit for the second quarter of 1996 increased by 649% to $3.2 million from ($591,000) for the second quarter of 1995 and increased as a percentage of contract revenue to 12.0% for the second quarter of 1996 from (4.2%) for the second quarter of 1995. Gross profit for the six months ended June 30, 1996 increased by 188.3% to $6.6 million from $2.3 million for the for the six months ended June 30, 1995 and increased as a percentage of contract revenue to 13.1% for the six months ended June 30, 1996 from 7.4% for the six months ended June 30, 1995. Gross profit for the three and six months ended June 30, 1995 was negatively impacted by a product failure at a single contract site during the second quarter of 1995. This event in addition to significant manufacturing inefficiencies which resulted in contract cost overruns during the second quarter of 1995, contributed to a substantially lower gross profit for the three and six months ended June 30, 1995, compared to the same periods during 1996. Margins during the second quarter of 1996 were impacted by costs associated with establishing a viable presence in the Asia/Pacific market and a contract in the European region where cost overruns have exceeded expectations. Consistent with the Company's strategy of establishing a presence and gaining market share in the Asia/Pacific region, which management believes is important to the Company's continued growth, the Company has responded to difficult competitive conditions in the region by accepting and completing contracts on terms that would otherwise not be acceptable. Management believes that competitive conditions in the Asia/Pacific region will continue throughout 1996 having an impact on the Company's gross margins for the third and fourth quarters of 1996.

    Selling, general and administrative expenses for the second quarter of 1996 increased by 44.6% to $2.6 million compared to $1.8 million for the second quarter of 1995, but decreased as a percentage of contract revenue to 9.9% for the second quarter of 1996 from 12.8% for the second quarter of 1995. Selling, general and administrative expenses for the six months ended June 30, 1996 increased by 51.3% to $4.8 million compared to $3.2 million for the six months ended June 30, 1995, but decreased as a percentage of contract revenue to 9.6% for the six months ended June 30, 1996 from 10.4% for the six months ended June 30, 1995. The increase in actual selling, general and administrative expenses is related to greater selling and marketing activities required to improve the number and size of contracts awarded during the first and second quarters of 1996 as compared to the same periods in 1995. The Company also increased its general and administrative headcount to meet the requirements of the increased sales volume.

    Other income for the second quarter of 1996 increased to $497,000 compared to $145,000 for the second quarter of 1995. Other income for the six months ended June 30, 1996 increased to $506,000 compared to $198,000 for the six months ended June 30, 1995.

This increase is the result of a settlement of litigation filed by the Company against a vendor seeking reimbursement of costs related to the product failure reported in the second quarter of 1995. Other income was offset by an increase in interest expense directly related to the increased borrowings against the Company's credit line during the six months ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1996 was $15.3 million compared to $15.4 at December 31, 1995. This includes cash and cash equivalents of $3.2 million at June 30, 1996 and $5.9 million at December 31, 1995, respectively.The Company's operations used $502,000 of cash during the second quarter of 1996, compared to $1.1 million of cash used by operations during the second quarter of 1995. During the second quarter of 1996, the Company experienced an increase in contracts receivable, costs and estimated earnings in excess of billings on contracts in progress, and inventories as a result of growth in the size and number of contracts.

    At December 31, 1995, the Company had lines of credit totaling $6.0 million. During the first quarter of 1996, the Company negotiated a new line of credit totaling $8.0 million which replaced the two previous lines. Amounts drawn under the new line bear interest at a commercial loan variable rate index (8.5% as of date of the agreement) and are due no later than June 30, 1996 with options to renew the agreement on an annual basis. Subsequent to June 30, 1996, the Company renewed this line of credit through June 30, 1997. The line is secured by all domestic accounts receivable and inventory. At June 30, 1996, the Company had $6.0 million outstanding against the line of credit.

     Management believes that existing cash balances, borrowings available under the line of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through December 31, 1996. However, in the event the Company experiences adverse operating performance or above-anticipated capital expenditure requirements, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms if at all.

     This quarterly report on Form 10-Q may be deemed to contain certain forward-looking statements. These statements are subject to known and unknown risks and uncertainties, including decreases in capital expenditures by semiconductor manufacturers, cancellation or delays in existing contracts, increased competition in the industry and such other risks as are identified and discussed herein and in the Company's filings with the Security and Exchange Commission. These known and unknown risks and uncertainties could cause the Company's actual results in future periods to be materially different from any future performance suggested herein.

                       PART II - OTHER INFORMATION


Item 4: Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on May 22,
1996. The shareholders elected the following Board of Directors to serve for one year:

          Name                             Shares Voted For
          ----                             ----------------
          Ronald W. Daw                       11,517,508
          Charles L. Bates, Jr.               11,520,708
          Russell W. Weiss                    11,521,208
          Robert G. Chamberlain               11,522,158
          Sterling D. Sessions                11,520,708

The shareholders ratified the adoption of the Daw Technologies, Inc.'s 1996 Employee Stock Purchase Plan by a vote of 7,256,841 for, 1,809,991 against and 2,911,406 abstained or were broker non-votes.

The shareholders ratified the amendments to the Daw Technologies, Inc.'s 1993 Stock Option Plan by a vote of 6,855,978 for,
2,318,804 against and 2,803,456 abstained or were broker non-votes.

The shareholders also ratified the appointment of Grant Thornton
LLP as independent auditors for fiscal year 1996 by a vote of 11,886,406 for, 62,205 against and 29,627 abstained.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

               REGULATION S-K
               EXHIBIT NO.             DESCRIPTION
               --------------          -----------

               10.1                    Amendment to 1993 Stock Option Plan

               11.1 and 11.2           Earnings Per Share Calculation

               27                      Financial Data Schedule

           ---------------
           (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DAW TECHNOLOGIES, INC.
                                (Registrant)


                                By:   /s/  David R. Grow
                                    -------------------------------------
                                David R. Grow
                                Executive Vice President, Chief Financial
                                Officer, Secretary and Treasurer