Form 10-Q
period 1996-09-30
DAW TECHNOLOGIES INC /UT
filed 1996-11-14
CIK 882159

----------------------------------------------------------------------------
----------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

     or

(  ) Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.

                             DAW TECHNOLOGIES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            UTAH                       0-21818                   87-0464280
----------------------------     ---------------------     -------------------
(State or other jurisdiction     (Commission File No.)        (IRS Employer
     of incorporation or                                   Identification No.)
        organization)

                           2700 SOUTH 900 WEST
                      SALT  LAKE CITY, UTAH  84119
       ------------------------------------------------------------
       (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code:  (801) 977-3100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of November 15, 1996, the Registrant had 12,379,543 shares of Common Stock, $0.01 par value outstanding.













----------------------------------------------------------------------------
----------------------------------------------------------------------------

                             DAW TECHNOLOGIES, INC.

TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION ..........................................  1


Item 1.   Financial Statements

          Condensed Balance Sheets - September 30, 1996 and December 31,
           1995...........................................................  1

          Condensed Statements of Operations - Three months and nine months ended September 30, 1996 and 1995.......................  2

          Condensed Statements of Cash Flows - Nine months ended
           September 30, 1996 and 1995 ...................................  3

          Notes to Condensed Financial Statements.........................  5


Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  7

PART II   OTHER INFORMATION .............................................. 12

Item 6.   Exhibits and Reports on Form 8-K................................ 12

Signatures................................................................ 12

                              DAW TECHNOLOGIES, INC.

                          PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                              DAW TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                September 30,   December 31,
                                                    1996            1995
                                                -------------   ------------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $   3,162      $   5,885
  Contracts receivable, net                          26,903         14,714
  Costs and estimated earnings in excess
   of billings on contracts in progress              10,032         10,930
  Inventories - raw materials                         2,723          1,478
  Other current assets                                1,042            545
                                                   --------       --------
       Total current assets                          43,862         33,552
PROPERTY AND EQUIPMENT, NET                           7,728          6,438
OTHER ASSETS                                            105             82
                                                   --------       --------
                                                   $ 51,695       $ 40,072
                                                   --------       --------
                                                   --------       --------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities         $ 14,659       $ 12,272
  Billings in excess of costs and estimated
    earnings on contracts in progress                 7,589          3,699
  Line of credit                                      4,985          1,500
  Current portion of long-term obligations              520            650
                                                   --------       --------
       Total current liabilities                     27,753         18,121
LONG TERM OBLIGATIONS, less current portion           1,996          2,390
DEFERRED INCOME TAX LIABILITY                           170            152
COMMITMENTS AND CONTINGENCIES                             -              -

SHAREHOLDERS' EQUITY
  Preferred stock, authorized 10,000,000 shares
   of $.01 par value; none issued and outstanding         -              -
  Common stock, authorized 50,000,000 shares of
   $.01 par value; issued and outstanding
   12,356,654 shares at September 30, 1996
   and 12,330,254 shares at December 31, 1995           124            123
  Additional paid-in-capital                         15,050         14,970
  Retained earnings                                   6,602          4,316
                                                   --------       --------
       Total shareholders' equity                    21,776         19,409
                                                   --------       --------
                                                   $ 51,695       $ 40,072
                                                   --------       --------
                                                   --------       --------

            See accompanying notes to condensed financial statements.

                             DAW TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except share data)

                                                Three Months Ended       Nine Months Ended
                                                   September  30,           September 30,
                                              -----------------------   -----------------------
                                                 1996        1995         1996          1995
                                              ----------   ----------   ----------   ----------
Contract revenue                              $   30,009   $   17,398   $   80,441   $   48,149

Cost of contracts                                 25,531       14,909       69,380       43,377
                                              ----------   ----------   ----------   ----------
Gross profit                                       4,478        2,489       11,061        4,772
                                              ----------   ----------   ----------   ----------
Selling, general and administrative expenses       2,664        2,024        7,498        5,219
Depreciation and amortization                        101           97          289          271
                                              ----------   ----------   ----------   ----------
Operating expenses                                 2,765        2,121        7,787        5,490
                                              ----------   ----------   ----------   ----------
Earnings (loss) from operations                    1,713          368        3,274         (718)

Other income (expense)
  Interest expense                                  (163)         (20)        (466)         (42)
  Other income                                        45           42          854          262
                                              ----------   ----------   ----------   ----------
                                                    (118)          22          388          220
                                              ----------   ----------   ----------   ----------
Earnings (loss) before income taxes                1,595          390        3,662         (498)

Income (taxes) benefit                              (580)        (148)      (1,376)         190
                                              ----------   ----------   ----------   ----------
NET EARNINGS (LOSS)                           $    1,015   $      242   $    2,286   $     (308)
                                              ----------   ----------   ----------   ----------
                                              ----------   ----------   ----------   ----------
Net earnings (loss) per share
  Primary                                     $     0.08   $     0.02   $     0.18   $     (0.03)
  Fully diluted                               $     0.08   $     0.02   $     0.18   $     (0.03)

Weighted average common and dilutive
  common equivalent shares outstanding
    Primary                                   12,350,550   12,299,830   12,339,598   12,192,223
    Fully diluted                             12,350,550   12,299,830   12,339,598   12,203,117


            See accompanying notes to condensed financial statements.

                             DAW TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)

                                                         Nine Months Ended
                                                             September 30,
                                                        ---------------------
                                                          1996          1995
                                                        --------      -------
Increase (decrease) in cash
  Cash flows from operating activities
    Net earnings (loss)                                 $  2,286      $  (308)
    Adjustments to reconcile net earnings (loss)
       to net cash used in operating activities
         Depreciation and amortization                     1,186          541
         Provision for losses on contracts receivable        228           --
         Changes in assets and liabilities
           Contracts and other receivables               (12,904)       3,106
           Costs and estimated earnings in excess
             of billings on contracts in progress            898       (7,920)
           Inventories                                    (1,245)        (682)
           Prepaid expenses and other current assets         (10)         108
           Accounts payable, other liabilities
             and accrued expenses                          1,486        2,588
           Income taxes payable                              919         (377)
           Billings in excess of costs and estimated
             earnings on contracts in progress             3,890           24
           Other assets                                      (23)        (261)
                                                        --------      -------
         Net cash used in operating activities            (3,289)      (3,181)
                                                        --------      -------
  Cash flows from investing activities
   Payments for purchase of property and equipment        (2,476)      (1,817)
                                                        --------      -------
         Net cash used in investing activities            (2,476)      (1,817)
                                                        --------      -------


                                  (continued)
            See accompanying notes to condensed financial statements.

                             DAW TECHNOLOGIES, INC.

                                   (Unaudited)
                        (in thousands, except share data)

                                                         Nine Months Ended
                                                             September 30,
                                                        ---------------------
                                                          1996          1995
                                                        --------      -------
  Cash flows from financing activities
    Net change in line of credit                           3,485           --
    Payments of long-term debt                               (68)         (64)
    Proceeds from exercise of warrants and options            81        2,631
    Payments of obligations under capital leases            (456)        (112)
                                                        --------      -------
         Net cash provided by financing activities         3,042        2,455
                                                        --------      -------
           Net decrease in cash and cash equivalents      (2,723)      (2,543)

  Cash and cash equivalents at beginning of period         5,885        2,711
                                                        --------      -------
  Cash and cash equivalents at end of period            $  3,162      $   168
                                                        --------      -------
                                                        --------      -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR

  Interest                                              $    466      $    42
  Income taxes                                               423          167


             See accompanying notes to condensed financial statements.

                               DAW TECHNOLOGIES


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                        (in thousands, except share data)


     1.   INTERIM CONDENSED FINANCIAL STATEMENTS

     The accompanying unaudited, condensed financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three and nine months ended September 30, 1996 and 1995 should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

     2.   LINE OF CREDIT

     On January 2, 1996 the Company replaced its former revolving line of credit with a new line of credit with a bank for $8,000. The interest rate is computed at the bank's variable index rate (8.25% at September 30, 1996). The Company had borrowings under the line of credit of $4,985 and $1,500 as of September 30, 1996, and December 31, 1995, respectively. The line is collateralized by certain receivables and inventories.

     3.   STOCK PURCHASE PLAN

     During the nine months ended September 30, 1996, the Board of Directors and the shareholders approved the Company's 1996 Employee Stock Purchase Plan ("Purchase Plan"). The Purchase Plan provides for a series of six-month offerings to employees on May 1 and November 1 of each calendar year during the term of the Purchase Plan. The first six-month offering commenced on May 1, 1996 and the last six-month offering will commence on November 1, 2000. An eligible employee may elect to participate in an offering under the Purchase Plan by authorizing the Company to make payroll deductions during the offering period. The maximum number of shares of common stock which may be issued under the Purchase Plan is 750,000. The price per share to be paid by the participant under the Purchase Plan shall be the lessor of 85% of the fair market value of the common stock on the applicable offering commencement date or 85% of the fair market value of the common stock on the applicable offering termination date. No employee is permitted to purchase in excess of $25,000 of common stock per calendar year under the Purchase Plan.

                               DAW TECHNOLOGIES

     4.   AMENDMENT TO STOCK OPTION PLAN

     During the nine months ended September 30, 1996, the Board of Directors and shareholders approved an amendment to the 1993 Stock Option Plan ("Option Plan"). The amendment eliminates the 250,000 share annual limitation, increases the maximum number of shares available for issuance under the Option Plan to 1,250,000 and limits the number of shares for which options may be granted to an employee in a single calendar year to 100,000 shares.

                               DAW TECHNOLOGIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

     The Company is an integrated systems solution provider of cleanrooms and cleanroom component systems for the semiconductor industry. In recent years, the Company typically has had one to five significant customers, each of which accounted for more than ten percent of the Company's annual revenues; these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature. During the nine months ended September 30, 1996, the industry has been in a cyclical downturn that has resulted in reduced capital spending by semiconductor companies and the reduction or delay of new cleanroom facilities, which could have a material adverse effect on the Company's future operations. Industry analysts attribute the current downturn to overcapacity in the DRAM market, created by extensive capital spending from 1994 through the first part of 1996. The downturn is expected to be shorter than normal because of the continued robust forecast for personal computer unit growth through the end of the decade. Management believes that the current downturn will result in lower projected capital spending by the semiconductor companies over the next three quarters compared with the same periods in the previous year. This will result in fewer contracts available to bid and a significant increase in price competition on contracts that are awarded. If the Company is not successful in securing these contracts at reasonable gross profit margins it will have a significant impact on the Company's operations during 1997. The Company experienced one contract reduction during the first quarter of 1996 and one reduction during the third quarter of 1996. These contract changes have not had a material impact on the Company's financial condition for the nine months ended September 30, 1996. However, if the Company experiences additional contract reductions or delays, or the industry downturn continues longer than current expectations, these events could have a material adverse effect on the Company's operating results for the remainder of 1996 and 1997.

     Although there is uncertainty surrounding the length and severity of this current downturn in the semiconductor industry, management believes that changes taking place in the industry should result in expanded capital expenditures in the longer-term. In response to the current downturn, management has taken steps to reduce the Company's cost structure including a reduction in the Company's workforce of approximately five percent. This reduction in force was implemented in late September 1996. During the remainder of the downturn, management will monitor the Company's cost structure and take appropriate actions as considered necessary, but continue to develop state of the art cleanroom technology and provide world-class support to the Company's customers.

     The information discussed in the previous paragraphs contains forward looking statements that are subject to risks and uncertainties that could result in actual results differing materially from those projected. These risks and uncertainties could include, but

                               DAW TECHNOLOGIES

are not limited to, the semiconductor industry downturn being more severe than currently projected, the timing of significant customer orders, product pricing pressures, changes in technology, challenges from competitors, cancellation of existing contracts, customer acceptance of new products, decline in demand for semiconductors and insufficient cost reduction programs.

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

                         DAW TECHNOLOGIES, INC.

RESULTS OF OPERATIONS (in thousands, except share data)

                                             FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                             ---------------------         ---------------------
                                               1996          1995            1996          1995
                                             -------       -------         -------       -------
STATEMENT OF OPERATIONS DATA:
Contract revenue  . . . . . . . . . . . .    $30,009       $17,398         $80,441       $48,149
Cost of contracts . . . . . . . . . . . .     25,531        14,909          69,380        43,377
                                             -------       -------         -------       -------
Gross profit  . . . . . . . . . . . . . .      4,478         2,489          11,061         4,772
                                             -------       -------         -------       -------
Selling, general and
 administrative expenses. . . . . . . . .      2,664         2,024           7,498         5,219
Depreciation and
 amortization . . . . . . . . . . . . . .        101            97             289           271
                                             -------       -------         -------       -------
                                               2,765         2,121           7,787         5,490
                                             -------       -------         -------       -------
Earnings (loss) from operations   . . . .      1,713           368           3,274          (718)
Other income (expense), net . . . .   . .       (118)           22             388           220
                                             -------       -------         -------       -------
Earnings (loss) before income taxes . . .      1,595           390           3,662          (498)
Income (taxes) benefit  . . . . . . . . .       (580)         (148)         (1,376)          190
                                             -------       -------         -------       -------
Net earnings (loss) . . . . . . . . . . .    $ 1,015       $   242         $ 2,286       $  (308)
                                             -------       -------         -------       -------
                                             -------       -------         -------       -------
Net earnings (loss) per share
  Primary . . . . . . . . . . . . . . . .    $  0.08       $  0.02         $  0.18       $ (0.03)
  Fully diluted . . . . . . . . . . . . .    $  0.08       $  0.02         $  0.18       $ (0.03)

                                          SEPTEMBER 30,  DECEMBER 31,
                                              1996           1995
                                          -------------  ------------
BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . .    $ 3,162       $ 5,885
Working capital.. . . . . . . . . . . . .     16,109        15,431
Total assets. . . . . . . . . . . . . . .     51,695        40,072
Total liabilities . . . . . . . . . . . .     29,919        20,663
Total shareholders equity.. . . . . . . .     21,776        19,409

     Contract revenue for the third quarter of 1996 increased by 72.5% to $30.0 million compared to $17.4 million for the third quarter of 1995. Contract revenue for the nine months ended September 30, 1996 increased by 67.1% to $80.4 million compared to $48.1 million for the nine months ended September 30, 1995. This increase is attributed to an increase in the number of contracts in process during the third quarter and nine months ended September 30, 1996 and an increase in the average size of the contracts. The Company's ability to increase the number and size of its contracts has been enhanced by an increase in the manufacturing capacity of the Company's facilities which has resulted in a higher production of cleanroom component parts during the first three quarters of 1996 compared to the first three quarters of 1995. During the third quarter of 1996 the Company's backlog decreased from $78.0 million at June 30, 1996 to $41.9 million at September 30, 1996. This decrease is the result of one contract cancellation, fewer contracts available to bid during the third quarter of 1996 and the general downturn in the semiconductor industry. As a result of these factors, it may be difficult for the Company to continue to maintain

                          DAW TECHNOLOGIES, INC.

revenue over the next few quarters equal to revenue reported during the third quarter of 1996.

     Gross profit for the third quarter of 1996 increased by 79.9% to $4.5 million from $2.5 million for the third quarter of 1995 and increased as a percentage of contract revenue to 14.9% for the third quarter of 1996 from 14.3% for the third quarter of 1995. Gross profit for the nine months ended September 30, 1996 increased by 131.8% to $11.1 million from $4.8 million for the nine months ended September 30, 1995 and increased as a percentage of contract revenue to 13.8% for the nine months ended September 30, 1996 from 9.9% for the nine months ended September 30, 1995. Gross profit for the nine months ended September 30, 1995 was negatively impacted by a product failure at a single contract site during the second quarter of 1995. This event and significant manufacturing inefficiencies resulted in contract cost overruns during the second quarter of 1995, and contributed to a substantially lower gross profit for the nine months ended September 30, 1995, compared to the same period during 1996. Consistent with the Company's strategy of establishing a presence and gaining market share in the Asia/Pacific region, which management believes is important to the Company's continued growth, the Company has responded to difficult competitive conditions in the region by accepting and completing contracts on terms that would otherwise not be acceptable. This strategy and the general condition of the semiconductor industry, which resulted will result in increased competitive conditions throughout the world, could have a negative impact on the Company's gross margins over the next several quarters.

     Selling, general and administrative expenses for the third quarter of 1996 increased by 31.6% to $2.7 million compared to $2.0 million for the third quarter of 1995, but decreased as a percentage of contract revenue to 8.9% for the third quarter of 1996 from 11.6% for the third quarter of 1995. Selling, general and administrative expenses for the nine months ended September 30, 1996 increased by 43.7% to $7.5 million compared to $5.2 million for the nine months ended September 30, 1995, but decreased as a percentage of contract revenue to 9.3% for the nine months ended September 30, 1996 from 10.8% for the nine months ended September 30, 1995. The increase in actual selling, general and administrative expenses is related to greater selling and marketing activities required to improve the number and size of contracts awarded during the nine months ended September 30, 1996 as compared to the same period in 1995. The Company also increased its general and administrative headcount to meet the requirements of increased revenue.

     Other income for the third quarter of 1996 increased to $45,000 compared to $42,000 for the third quarter of 1995. Other income for the nine months ended September 30, 1996 increased to $854,000 compared to $262,000 for the nine months ended September 30, 1995. This increase is the result of a settlement of litigation filed by the Company against a vendor seeking reimbursement of costs related to the product failure reported in the second quarter of 1995. Other income was offset by an increase in interest expense directly related to the increased borrowings against the Company's credit line during the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 30, 1996 was $16.1 million compared to $15.4 at December 31, 1995. This includes cash and cash equivalents of $3.2 million at September 30,

                           DAW TECHNOLOGIES, INC.

1996 and $5.9 million at December 31, 1995, respectively. The Company's operations provided $1.0 million of cash during the third quarter of 1996, compared to $3.7 million of cash used by operations during the third quarter of 1995. During the third quarter of 1996, the Company experienced an increase in contracts receivable, costs and estimated earnings in excess of billings on contracts in progress, and inventories as a result of growth in the size and number of contracts.

     At December 31, 1995, the Company had lines of credit totaling $6.0 million. During the first quarter of 1996, the Company negotiated a new line of credit totaling $8.0 million which replaced the two previous lines. Amounts drawn under the new line bear interest at a commercial loan variable rate index (8.5% as of September 30, 1996). The Company has renewed this line of credit through June 30, 1997. The line is secured by all domestic accounts receivable and inventory. At September 30, 1996, the Company had approximately $5.0 million outstanding against the line of credit.

     Management believes that existing cash balances, borrowings available under the line of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through September 30, 1997. However, in the event the Company experiences adverse operating performance or above-anticipated capital expenditure requirements, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms if at all.

     This quarterly report on Form 10-Q may be deemed to contain certain forward-looking statements. These statements are subject to known and unknown risks and uncertainties, including the length and severity of the semiconductor industry downturn, decreases in capital expenditures by semiconductor manufacturers, cancellation or delays in existing contracts, increased competition in the industry and such other risks as are identified and discussed herein and in the Company's filings with the Securities and Exchange Commission. These known and unknown risks and uncertainties could cause the Company's actual results in future periods to be materially different from any future performance suggested herein.

                           DAW TECHNOLOGIES, INC.

                       PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          Regulation S-K
          Exhibit No.         Description
          --------------      -----------

          10.1                Amendment to 1993 Stock Option Plan

          11.1 and 11.2       Earnings Per Share Calculation

          27                  Financial Data Schedule


          (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1996.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DAW TECHNOLOGIES, INC.
                                       (Registrant)


                                       By:     /s/  David R. Grow
                                          -----------------------------------
                                       David R. Grow
                                       Executive Vice President, Chief
                                       Financial Officer, Secretary
                                       and Treasurer