Form 10-K
period 1996-12-31
DAW TECHNOLOGIES INC /UT
filed 1997-03-27
CIK 882159

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                            DAW TECHNOLOGIES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             UTAH                        0-21818             87-0464280
   ----------------------------    ---------------------   ------------------
   (State or other jurisdiction    (Commission File No.)    (IRS Employer
          of incorporation)                                Identification No.)

                            2700 SOUTH 900 WEST
                         SALT LAKE CITY, UTAH 84119
        -------------------------------------------------------------
        (Address of principal executive offices, including  zip code)

      Registrant's telephone number, including area code:  (801) 977-3100

          Securities registered pursuant to Section 12(b) of the Act:

                                        None

           Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF CLASS
                         -----------------------------
                         Common Stock, $0.01 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on March 24, 1997, was approximately $22,275,639. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

     As of March 24, 1997, the Registrant had 12,400,543 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 28, 1997 is incorporated by reference in Part III of this report.

------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I .....................................................................   1

Item 1.   Business .........................................................   1

Item 2.   Properties .......................................................   8

Item 3.   Legal Proceedings ................................................   8

Item 4.   Submission of Matters to a Vote of Security Holders ..............   8

PART II ....................................................................   9

Item 5.   Market  for  Registrant's Common Equity and Related
           Shareholder Matters .............................................   9

Item 6.   Selected Financial Data ..........................................  10

Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................  11

Item 8.   Financial Statements and Supplementary Data ......................  16

Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ............................................  16

PART III ...................................................................  17

Item 10, 11, 12 and 13 .....................................................  17

PART IV ....................................................................  18

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..  18

SIGNATURES .................................................................  20

FINANCIAL STATEMENTS ....................................................... F-1

INFORMATION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN THIS REPORT, DESCRIBED FROM TIME TO TIME IN THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, OR DISCUSSED IN THE COMPANY'S PRESS RELEASES. ACTUAL RESULTS MAY VARY MATERIALLY FROM EXPECTATIONS.

                                   PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     Daw Technologies, Inc. (the "Company") is a leading supplier of ultra-clean manufacturing environments, or cleanrooms, to the semiconductor industry. The Company designs, engineers, manufactures, installs and services all principal component systems for advanced cleanrooms. The Company is a single-source provider of the entire cleanroom, providing make-up and recirculating air handling systems, ceiling systems, wall systems and floor systems. The Company also provides its customers with services to integrate the design, installation and servicing of cleanrooms, including architectural engineering and design, installation, testing, certification, tool fit-up, and continuing on-site service and support. The Company believes its integrated approach enables customers to benefit from accelerated cleanroom design and installation, simplified project control, single-source performance certification and cost effectiveness. The Company's stated mission is to be the leading worldwide provider of ultraclean manufacturing environments by providing totally integrated system solutions.

     Cleanrooms are critical to the semiconductor manufacturing process. Process yields are highly dependent upon controlling contamination levels and other environmental variables. These variables include the number of particles, humidity, gasses, vibration, temperature and electro-magnetic fields. To be competitive, semiconductor manufacturers must meet increasingly stringent standards for cleanliness and environmental control in their fabrication facilities ("fabs"). Moreover, because of shorter product life cycles and competitive pressures, semiconductor manufacturers are demanding that new cleanrooms be operational more quickly. The Company believes its advanced systems and integrated solution allow it to effectively address the requirements of efficient cleanroom design and installation.

     The Company markets its cleanrooms through a direct sales force to customers building new fabs or renovating existing facilities. The majority of its business comes from repeat sales to these customers.

INDUSTRY BACKGROUND

     According to industry sources, approximately $100 billion will be spent to build new semiconductor facilities worldwide between 1995 and 1999. Based upon its experience, the Company believes that cleanrooms generally account for approximately 3-5% of total semiconductor capital spending.

     The rapid pace of advances in semiconductor technology has led to shorter semiconductor product and facility life cycles. To bring new semiconductor products to market more rapidly, semiconductor manufacturers seek to compress design and construction lead times for new fabs. As feature sizes shrink and as wafer size, chip densities and the number of process steps increase, environmental variables must be more stringently controlled. Even slight deviations in key environmental parameters, most of which are controlled within the cleanroom, can negatively affect yields. Achieving higher yields is the motivating force behind many of the progressively more rigorous cleanroom standards for semiconductor fabs. For example, in 1986, leading edge semiconductors were manufactured in Class 100 cleanrooms; currently better than Class 1 cleanrooms are the common standard.

     To meet the functional specifications required for these cleanrooms, each part of the cleanroom must meet stringent technical requirements, and all systems must be precisely integrated. In addition to the basic requirements for contamination control, semiconductor cleanrooms must function seamlessly as part of the overall production process. The cleanroom envelope might be viewed as a process tool in the same manner as the lithography tools, deposition tools, etching tools and other equipment inside the cleanroom.

     Because of shorter product life cycles and the need to ramp new products up quickly, manufacturers are demanding that cleanrooms be designed and installed more rapidly. Historically, semiconductor manufacturers have purchased cleanroom component systems and related services from multiple vendors. Under this "traditional" approach, vendors are selected through an iterative process where requests for quotation ("RFQ") are issued, initial designs are prepared, and revised bids are submitted. This evaluation and redesign may occur repeatedly until final vendor selections are made. Following this process, final designs are prepared and the project is initiated. Component systems purchased in this fashion may be installed by the original vendor, or by non-affiliated installers.

INTEGRATED SOLUTION

     The Company's integrated solution incorporates design, engineering, manufacturing, installation, testing, product development and on-going customer support and services. In contrast to the traditional approach, the Company believes that its integrated cleanroom approach provides customers with greater project control by reducing the number of vendors, subcontractors and suppliers and simplifying coordination of the project. The advantages of the Company's integrated solution include:

     ACCELERATED DESIGN AND INSTALLATION. The integrated approach facilitates improved coordination of the installation process thus allowing the Company to meet the increasingly demanding schedules for the design and construction of new fabs. Delays from scheduling conflicts are minimized, since the Company manufactures and installs its own systems. Problems with system integration are minimized, since the Company designs its systems for compatibility. Components for newly-developed systems can be pre-assembled at the factory to test tolerances and new designs prior to installation. As a single source supplier, the Company can readily adapt to changes in scheduling or design of any cleanroom system.

     SIMPLIFIED PROJECT CONTROL. The Company's approach offers customers a single point of contact for the cleanroom, avoiding the need for the customer to coordinate the activities of multiple vendors. The Company believes that having one company design, manufacture and install the entire cleanroom facilitates coordination of the design and manufacturing and installation process.

     SINGLE-SOURCE PERFORMANCE GUARANTEE. The Company certifies that the cleanroom will meet the agreed upon performance specifications. The Company's approach provides the customer a single point of accountability for the entire cleanroom envelope. Although component manufacturers can design their individual cleanroom components to meet the technical specifications provided by the fab designer, they cannot effectively guarantee the as-built performance of the entire cleanroom after their components have been integrated with other manufacturer's components by a non-affiliated installer.

     COST EFFECTIVENESS. Having a single vendor responsible for the design, manufacture and installation of the entire cleanroom allows for significant on-site overhead savings over the traditional multi-vendor approach. A portion of these savings result from reduced administrative costs. By designing, manufacturing and installing all major cleanroom system components, the Company is able to avoid the redundancy that typically occurs with large, complex, multiple supplier projects. In addition, the Company's customers benefit from increased revenues resulting from bringing a new fab into operation in a shorter time period.

COMPANY STRATEGY

     The Company's stated mission is to be the leading worldwide provider of ultraclean manufacturing environments by providing totally integrated system solutions. The Company's strategy for achieving this goal includes the following elements:

     EXPAND MARKET ACCEPTANCE OF INTEGRATED SOLUTION. The Company believes its integrated solution best addresses semiconductor manufacturers' needs to increase yields and expand or develop fabs as quickly as possible at a lower total cost. A number of leading semiconductor companies have adopted the Company's integrated solution, and the Company is focusing its marketing efforts on encouraging broader market acceptance of this approach.

     BUILD LONG-TERM CUSTOMER RELATIONSHIPS WITH INDUSTRY LEADERS. The semiconductor industry is highly concentrated, with the top 10 semiconductor manufacturers accounting for approximately 65% of capital expenditures. Most of the Company's revenue is derived from sales to leading semiconductor manufacturers. The Company's marketing strategy is focused on building long-term relationships with the industry leaders, their architectural and engineering firms and other parties involved in the cleanroom project. By building such relationships, the Company is positioned to work with those advanced semiconductor manufacturers that most benefit from its integrated approach.

     EXPAND LOCAL SERVICE NETWORK. In order to provide timely and efficient local customer service and support, the Company has established project management, design and sales offices near major semiconductor manufacturing centers. By expanding the Company's project management network and locating new offices in major semiconductor manufacturing centers, the Company believes it is in a better position to compete for service contracts. In addition, the Company believes a local service network enables it to strengthen customer relationships, expand sales leads and receive more direct customer feedback.

     EXPAND INTERNATIONAL BUSINESS: Although the majority of the Company's revenues have been generated from projects in North America, revenues from international operations have increased over the last several years. The Company will continue to seek to increase revenues from international projects by expanding marketing efforts and bidding activities in the Asia/Pacific Rim region and Europe. To support its international expansion strategy, the Company has established design and engineering offices in Hsin-Chu, Taiwan and Livingston, Scotland. Information concerning revenues summarized by geographical area is set forth in Note C of the footnotes to the financial statements.

     MAINTAIN TECHNOLOGICAL LEADERSHIP. The Company believes technological capability is a significant factor in the sale of cleanroom solutions. The Company seeks to develop technologically advanced solutions to its customers' evolving needs. Many major new cleanrooms designed by the Company are customized in some way to meet the manufacturer's needs. This customer-driven innovation allows the Company to regularly improve its systems to respond to evolving industry requirements. In addition, the Company seeks to expand its business through strategic relationships, joint ventures and acquisitions and to extend its business to related industry segments if appropriate.

CLEANROOM SYSTEMS AND SERVICES

     Each component of the cleanroom plays an important role. The cleanroom consists of special high-performance air handling systems, ceiling modules and highly efficient filters, wall partitions, raised-access flooring and state of the art control systems. These systems provide a continuous flow of ultrafiltered air from the ceiling to the floor to flush out particles and other contaminants. The room is maintained at a slightly higher air pressure than surrounding rooms so leaks, open doors, or other temporary openings cause clean air to escape, rather than allow contaminated air to enter. Several important measures must be considered in cleanroom design. They are:
The "room class" which defines the allowed number of particles per cubic foot of air, the number of "air changes" which is the number of times per minute the air in the room is completely replaced and the room "recovery rate" which is the amount of time it takes for the room to become clean following contamination. It is also essential that airflow through the cleanroom is unidirectional, where air flows through all areas in essentially straight vertical paths, avoiding vortices and eddies that could trap particles. The cleanroom must be designed to accommodate process manufacturing equipment including piping and wiring, and permit the movement of materials and personnel without compromising cleanliness. Cleanrooms are designed to control humidity, gasses, noise, vibrations, temperature, electro-magnetic fields, and other environmental variables.

     A typical eight-inch wafer production line includes 60,000-150,000 square feet of Class 1 or better cleanroom. Cleanrooms are rated according to their "Class," the maximum number of particles greater than 0.12 microns found in any cubic foot of cleanroom space. Leading edge cleanrooms for advanced semiconductor fabrication are Class 1 or better. Virtually all of the Company's contracts involve Class 100 or better cleanrooms.

     COMPONENT SYSTEMS.

     The Company manufactures all principal component systems which comprise an integrated cleanroom, including make-up and recirculating air handlers, filtered ceiling systems, wall systems, floor systems and control systems. These components may be sold either as part of a fully integrated cleanroom or as individual components for integration by non-affiliated installers. Components are manufactured of non-shedding materials to mitigate microscopic particles in the air stream that may have deleterious effects on the cleanroom.

     The Company's cleanroom component systems include the following:

     STRATUS-TM- AIR HANDLERS. Stratus-TM- Air Handling Systems deliver quiet, efficient and conditioned prefiltered air to clean manufacturing facilities. The Company manufactures and installs recirculating air handling systems, make-up air handling systems and localized fan filter units. The Company's air handlers are designed to reduce noise, vibration and power consumption and meet stringent standards defined by the industry. The moving elements in a STRATUS-TM- recirculating air handler are balanced to less than 25 milli-inches per second of vibration and meet stringent noise standards. Fan and motor bearings are rated in excess of the industry standards for continuous, uninterupted service. The Company offers digitally controlled systems that instruct the air handler to adapt to changes in temperature, relative humidity, pressure drop and other environmental factors using feedback from an array of specialty sensors.

     AIR-FRAME-TM- CEILING SYSTEMS. AIR-FRAME-TM- Ceiling Systems are designed to provide ultra-clean air filtration and unidirectional airflow for cleanroom application. Each system fully integrates lighting, ionization and fire suppression into the ceiling modules for single point connection in the field. Modules can be fully welded or stick-built in sizes ranging from 1' x 1' to 10' x 24' and each are capable of supporting air handlers in excess of 4,000 lbs. Individual modules can be configured as tunnels or as large ballrooms to form cleanrooms of virtually unlimited size and shape. The Company offers twelve different ceiling schemes. Each is tailored to a particular cleanroom application to create optimal performance while maintaining absolute flexibility, facilitating rapid modifications to evolving cleanrooms. Precision modules (tolerance +0", -1/8") are custom-made of light weight precision-extruded aluminum (tolerance plus or minus .003") and finished with a nonshedding baked-on powder coat epoxy. Each module is carefully designed with all appropriate column notches and structural hanging points to match existing field conditions. Each module is taken directly off the powder coat line and placed in an on-site Class 10,000 clean packaging area where they are prewired, prelighted and clean packaged.

     The Company's lightweight aluminum modules permit installation by two men and yet are strong enough to support a 4000lb. hanging load from any point below the grid and a 250 lb. man-rating above the grid. Ceiling modules can be designed with each filter individually ducted or as a pressure plenum. Plenum sides can be closed or open to share airflow with adjacent plenums, optional filter dampers can be provided for finite airflow control.

     The Company has developed, tested and refined the Flushlight-TM- and Flow Thru-TM- systems using a sophisticated computer airflow model. The airflow through the grid and light cavity eliminates the vortex created by the grid. A vortex caused by typical cleanroom ceiling systems is a turbulent zone below the ceiling grid members that captures particulate and permits particulate migration throughout the cleanroom.

     NETWORK-TM- WALL SYSTEMS. NetWork-TM- Wall Systems separate cleanrooms into distinct airflow zones. Network-TM- offers five different wall systems:
2" studless self-supporting panels, 1/2" panel on aluminum stud, 1/4" batten panels on steel stud, 1/4" furring panels, and 1 3/4" 3 in 1 wall. The 1 3/4" wall can be: A. 1 3/4" studless, self-supporting panels; B. 1 3/4" panel on aluminum stud; or C. 1/4" panel on aluminum stud all fully compatible with one another. Each of these wall systems has been developed to permit any or all systems to be interfaced together maintaining a uniform appearance. A typical installation might use 1/4" panels furred over existing walls, 2" panels in the large ballroom areas and 1/2" panels on structural studs to support Air-Frame-TM- ceiling modules and Stratus-TM- air handlers. Each panel is constructed of .032" aluminum skins laminated to an aluminum honeycomb core and finished with a nonshedding baked-on powder coat epoxy. Panels are held to strict dimensional and structural tolerances with surface flatness varying less than plus or minus .032", panel length and width accurate to plus or minus .040" and deflection less than L/240 at 5 lbs. per square foot. The panel edge is gasketed to provide a seal between varying cleanroom zones. Their lightweight construction permits ease of installation and field modification for equipment penetrations and bulkheading. Walls are demountable and non-progressive, meaning individual panel may be removed or replaced without affecting surrounding panels.

     MATRIX-TM- RAISED ACCESS FLOORING. MATRIX-TM- Raised Access Floors have been designed to meet the exacting air flow, structural and cleanliness requirements of Class 0.1 to Class 1000 cleanrooms. MATRIX-TM- floors provide maximum structural capability utilizing easily removable panels which meet the special material and airflow requirements of cleanrooms. MATRIX-TM-panels are available in a variety of finishes for corrosion resistance and conductivity requirements. The Company recently introduced the Vari-Span structural system, which reduces the number of pedestals needed to support the floor, allowing design freedom for an open waffle slab and frees under-floor space for additional process piping and conduits.

     CLEANROOM SERVICES

     As part of its integrated cleanroom solution, the Company provides its customers with the services necessary to integrate the design, installation and ongoing servicing of cleanrooms including:

     DESIGN AND ENGINEERING.   The Company seeks to become involved in
cleanroom design at an early stage of the semiconductor fab design process. The Company has a design team of in-house architects, engineers and designers to provide cleanroom systems which meet customers' specific requirements.
The principal component systems of the Company's cleanroom are designed for rapid modification and quick expansion, providing flexibility in cleanroom configuration to meet the changing facilities needs of its customers. Being involved in the design of a new fabrication facility allows the Company to provide information early on to its manufacturing teams regarding systems needs, which further allows the Company to better plan its systems production schedule and accelerate the delivery of finished product to its customers.

     INSTALLATION AND CERTIFICATION. The Company provides on-site installation, testing and certification services. Cleanroom installation is enhanced and expedited as Company personnel are cross-trained in all aspects of cleanroom construction. This enables them to quickly recognize and correct conflicts which arise during installation. Each cleanroom installation project is headed by a project manager who is responsible for logistics and coordination of the entire cleanroom project. The project manager is the primary contact with the customer during the entire process.

     CONTINUING SERVICE AND SUPPORT. The Company offers its installation customers ongoing service and support at the project site, as well as after market component sales. The Company intends to place further emphasis on service and support contracts in the future. Customers often desire to have rooms modified or to have tools substituted or moved. Ongoing service personnel working at the project site perform equipment bulkheading, facilitate movement of process equipment and perform maintenance. The Company's support teams have a portable aluminum-working shop on-site which allows them to remove, modify, adapt and re-install wall panels, flooring and other components without shutting down the facility. Since they are generally the personnel who originally installed the cleanroom, they are familiar with the design and layout of the cleanroom and therefore are qualified to expedite layout changes and prevent downtime. Several customers have had Company personnel on-site performing these services for periods longer than one year. The Company's ongoing support program is a key component in the Company's strategy. On-site personnel provide detailed feedback on customers' ongoing design needs.

     For customers who do not elect to have the Company provide on-site service, the Company provides service and spare parts on demand. Upon completion of a project, the customer support representative develops customer profiles and spare parts catalogues which are given to the customer.

CUSTOMERS

     The Company's principal customers are semiconductor manufacturers. The Company has sold its component systems and cleanrooms to many of the world's leading semiconductor manufacturers. A major component of the Company's strategy is to develop long-term strategic relationships with such manufacturers. In addition, the Company sells component systems and cleanrooms to other manufacturers requiring ultra-clean environments.

     Because of the nature of the Company's business and the size of contracts it enters into with its customers, the

Company typically has had one to five customers in each year which accounted for more than 10% each of revenues. Customers that account for a significant amount of revenues in one year, however, do not necessarily remain significant in subsequent years.

SALES AND MARKETING

     The Company's marketing program is focused on expanding market acceptance of the Company's integrated cleanroom approach and on building long term strategic relationships. By offering its customers a full array of cleanroom services, the Company is able to provide customers a single point of contact for design, component procurement, installation and ongoing service.

     The Company sells its products utilizing a direct sales force in North America and Europe. The Company uses independent sales representatives as well as its direct sales force in the Asia/Pacific Rim region. The Company has a design and engineering office located in Livingston, Scotland, which serves the European market and an office in Hsin-Chu, Taiwan, which serves the Asia/Pacific Rim region. Sales are generally accomplished by building working relationships with semiconductor manufacturers as well as architecture and engineering firms, industry consultants, construction management companies and general contractors specializing in the industry.

     Leads for new work are generated from a number of sources, including the Company's in-house salespeople, sales representatives, project managers, and field personnel who are in regular contact with present and prospective customers. The Company also participates in industry trade shows. Typically the Company, as well as the rest of the industry, is aware of the size, end use and basic design of major projects during the earliest planning phases.

PRODUCT DEVELOPMENT

     The Company's product development effort focuses on enhancing existing products and developing new products to meet customer requirements. The Company seeks to develop innovative products, be on the cutting edge of new semiconductor technology including the 300mm manufacturing facility, and modify existing products to make them less expensive to produce and easier to install. This is partially accomplished by analyzing feedback from sales and service personnel on industry needs and developments. The Company regularly tests new ideas and techniques and measures the performance of new and existing products using a new AMCA-certifiable semi-reverberant testing laboratory adjacent to its manufacturing plant. The Company believes that its significant and growing experience base in designing, installing and servicing cleanrooms and manufacturing cleanroom components is a competitive advantage. The Company incurred approximately $282,000, $255,000 and $157,000 in non-project related research and development costs in 1996, 1995 and 1994, respectively.

INTELLECTUAL PROPERTY

     The Company currently holds seven United States patents with respect to various aspects of its cleanroom wall systems, floor systems and air handling systems. The patents expire at various times from May 2007 through January 2010. The Company also has one patent application on file with the U.S. Patent and Trademark Office and certain foreign offices. The Company may file patent applications where appropriate to protect its proprietary technologies. Although the Company's patents have value, the Company believes that the success of its business depends more on innovation, technical expertise, and know-how of its personnel and other factors. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide competitive advantages to the Company.

     The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

MANUFACTURING

     The Company's Salt Lake facility processes raw materials received in the form of die-cast panels, extruded aluminum members, sheet metal, honeycomb and various coverings and fasteners. These materials are modified and assembled into pre-fabricated modules through a series of automated and manual steps which may include cutting, milling, welding, perforating, measuring, assembling and finishing. Each individual module is made in accordance with customized fabrication drawings prepared by the Company's design staff.

     The Company's components are finished in a dry powder applied and baked hybrid polyester-epoxy coating. After baking, this coating forms a monolithic, non-particulating seal over the surface of the component. This finish is available in many colors and is corrosion resistant. This finish outperforms nickel chrome and other finishes by substantial margins in chemical resistance and durability tests. This finish is normally conductive, but can be modified to meet any desired static dissipative or electrical isolation properties.

     The Company's production staff is divided into self-directed working teams. The team manufacturing components for a project interacts directly with the project manager and the team installing the cleanroom. The close relationship between the Company's manufacturing teams and installation teams allows components to be altered rapidly in response to design changes initiated by the customer's facility management team. The Company believes this relationship and the accountability of the manufacturing team to site personnel enhances the Company's quality control.

     The Company's installation teams are capable of modifying most components to accommodate last-second changes and still meet specifications for final fit and seal. The Company establishes a small shop at major project sites to support bulkheading, tooling changes and other modifications requested by the customer.

COMPETITION

     The Company believes it is the largest supplier of integrated cleanroom solutions providing design, engineering, manufacturing, installation, testing, certification, and ongoing customer support. The Company competes with a number of companies providing cleanroom products or services, many of which may have significantly greater financial and capital resources than the Company. The Company competes with architectural and engineering firms for the provision of design and engineering services. Where appropriate, the Company attempts to work with these companies as a subcontractor rather than as a direct competitor. The Company faces competition from component manufacturers which include Broad McClung & Pace for air handlers and ceilings, Clestra Compaire for ceilings, Plascore for walls, and Hitachi and Tate for aluminum raised flooring. The Company competes with specialized cleanroom integrators, such as Meissner & Wurst for installation/on-site management services.

     The Company believes the principal competitive factors in the cleanroom industry are quality, time to completion, reliability, responsiveness for design and installation, product performance and price. The Company believes it competes favorably with respect to such factors, although there can be no assurance that it will continue to do so in the future. If the Company experiences success in marketing its integrated approach, there can be no assurance that its competitors will not duplicate such approach, through acquisitions, affiliations, internal development or otherwise.

BACKLOG

     The Company's backlog consists of future revenue that the Company expects to realize from work to be performed on uncompleted contracts, including new contractual arrangements on which work has not begun. At December 31, 1996, the Company=s backlog was $28.3 million compared to $57.0 million at December 31, 1995. The Company's contracts, however, frequently allow the customer to terminate the project at any time. If a customer terminates a project, the Company would typically be entitled to progress payments earned to the date of termination, plus reimbursement of certain costs associated with the contract. Accordingly, the Company's backlog could be reduced if a customer terminates a contract, and there can be no assurance that a customer will not terminate a contract.

EMPLOYEES

   The Company employed approximately 524 full-time employees and 44 part-time employees on December 31, 1996. The Company's employees at its Salt Lake City, Utah facility are not represented by a labor union. The Company believes that its relationship with its employees is good. Where required by local practice or customer contract, the Company utilizes union members for on-site installation. In those instances, the Company has agreed to be bound by collective bargaining agreements and has agreed to contribute to union sponsored pension plans, including multi-employer pension plans. Under the Employee Retirement Income Security Act of 1974, as amended, the Company may be liable to a multiemployer plan upon its withdrawal from the plan for the Company's share of the unfunded liabilities of the plan.


ITEM 2.  PROPERTIES.

     The Company leases approximately 221,000 square feet in two buildings at its headquarters in Salt Lake City, Utah, of which approximately 163,000 square feet are used for manufacturing, 46,000 square feet are used for administrative functions, and 12,000 square feet are used for testing and research and development. The Company's principal offices and manufacturing facility are leased through 2005, with renewal options for four five-year terms.

     The Company also leases administrative office space totaling approximately 12,000 square feet in Mesa, Arizona; Austin, Texas; Santa Clara, California; Hsin-Chu, Taiwan; and Livingston, Scotland, with various lease expiration dates ranging from 1998 through 2005. The Company believes that its facilities are adequate for its current needs and it could obtain additional space on commercially reasonable terms, if needed.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is subject to routine, non-material litigation relating to claims made by or against the Company. The Company believes it has made adequate provisions for these matters, and is not aware of any material threatened or outstanding litigation against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

      The Company's Common Stock is listed and traded on the NASDAQ Stock Market (National Market System) under the symbol "DAWK." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock, as reported on the NASDAQ Stock Market for the years ended December 31, 1996 and 1995, respectively.

                                                     HIGH             LOW
                                                  ----------        --------

               YEAR ENDED DECEMBER 31, 1996:
                    First Quarter............      $ 6.375         $ 4.375
                    Second Quarter...........        7.250           4.500
                    Third Quarter............        5.000           3.437
                    Fourth Quarter...........        4.125           2.625


               YEAR ENDED DECEMBER 31, 1995:
                    First Quarter............     $  7.125         $ 5.500
                    Second Quarter...........        9.375           5.875
                    Third Quarter............       10.625           6.750
                    Fourth Quarter...........        7.375           5.375


     The Company did not pay or declare dividends on its Common Stock during the years ended December 31, 1996, 1995 and 1994. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future. Under the terms of the Company's revolving line of credit agreement, the Company has agreed not to pay any dividends during the term of this agreement.

     As of March 24, 1997, the Company had 12,400,543 shares of its Common Stock outstanding, held by 126 shareholders of record, which does not include shareholders whose shares are held in securities position listings.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data of the Company. The summary financial data in the table is derived from the financial statements of the Company. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (in thousands, except per share data).

                                                YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------
                                      1996       1995     1994      1993      1992
                                      ----       ----     ----      ----      ----
STATEMENT OF EARNINGS DATA:
Contract revenue................    $112,826   $70,635   $47,732   $30,444   $24,895
Cost of contracts...............      97,364    63,484    39,579    24,703   $20,186
                                    --------   -------   -------   -------   -------
Gross profit....................      15,462     7,151     8,153     5,741     4,709
                                    --------   -------   -------   -------   -------
Selling, general and
  administrative  expenses......      10,274     6,333     3,584     4,035     3,254
Research & Development..........         282       255       157       126       122
Depreciation and amortization...         400       219       156       162       141
                                    --------   -------   -------   -------   -------
                                      10,956     6,807     3,897     4,323     3,517
                                    --------   -------   -------   -------   -------
Earnings from operations........       4,506       344     4,256     1,418     1,192
Other income (expense), net.....         352       119       359      (154)     (218)
                                    --------   -------   -------   -------   -------
Earnings before income taxes....       4,858       463     4,615     1,264       974
Income taxes....................      (1,548)     (176)   (1,753)     (475)     (371)
                                    --------   -------   -------   -------   -------
Net earnings....................     $ 3,310    $  287   $ 2,862    $  789    $  603
                                    --------   -------   -------   -------   -------
                                    --------   -------   -------   -------   -------
Net earnings per share
    Primary.....................     $  0.27    $ 0.02   $  0.26    $ 0.09    $ 0.06
    Fully diluted...............     $  0.27    $ 0.02   $  0.25    $ 0.08    $ 0.06

Weighted average common and
 dilutive common equivalent shares
 outstanding
    Primary.....................      12,444    12,338    11,182     8,860    10,659
    Fully diluted...............      12,444    12,363    11,370    10,171    10,659


                                                     DECEMBER 31,
                                    ------------------------------------------------
                                      1996       1995     1994      1993      1992
                                      ----       ----     ----      ----      ----

BALANCE SHEET DATA:
Cash and cash equivalents .....     $  3,258   $ 5,885   $ 2,711   $   886   $   188
Working capital ...............       17,112    15,431    14,155     4,057     4,835
Total assets  .................       49,495    40,072    23,608    16,409    13,306
Total liabilities .............       26,557    20,663     7,355    10,410    10,109
Total shareholders' equity.....       22,938    19,409    16,253     5,998     3,197


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

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

     During 1996, the semiconductor industry experienced a cyclical downturn that has resulted in reduced capital spending by semiconductor manufacturers and the reduction or delay of new cleanroom facilities. Industry analysts attribute the current downturn to overcapacity in the DRAM market, created by extensive capital spending from 1994 through the first quarter of 1996. Analysts believe the downturn is expected to be shorter than past downturns because of the continued robust forecast for personal computers through the end of the decade. Management believes that the current downturn has resulted in lower capital spending by the semiconductor manufacturers over the third and fourth quarters of 1996 and will continue through the first and second quarters of 1997. The length and severity of the economic downturn is still subject to significant uncertainty.

     The downturn in the semiconductor industry did not significantly affect the Company's operating results in 1996 because of the size of the Company's backlog at the end of 1995 and the Company's ability to secure several large contracts during the first and second quarters of 1996. The downturn, however, resulted in fewer contracts available to bid, a significant increase in price competition on contracts, and reduced margins on such contracts. During the third and fourth quarters of 1996, the Company experienced a reduction in new contract awards which has resulted in a decrease in the Company's backlog from $57.0 million at December 31, 1995 to $28.3 million at December 31, 1996. The Company also experienced one contract reduction during the first quarter of 1996 and one contract reduction during the third quarter of 1996. These contract changes did not have a material impact on the Company's financial condition for the year ended December 31, 1996. Although the Company has experienced an increase in contract bidding activity during the first quarter of 1997, management anticipates that the above-described events will adversely affect its revenues and profitability in the first quarter of 1997. If the industry downturn continues longer than current expectations, the Company experiences contract reductions or delays, or the Company is not successful in securing contracts at reasonable gross margins that it is currently bidding on, the above-described events could have a significant impact on the Company's operations throughout the remainder of 1997.

     Although there is uncertainty surrounding the length and severity of this current downturn in the semiconductor industry, management believes that changes taking place in the industry should result in expanded capital expenditures in the long-term. In response to the current downturn, management has taken steps to reduce the Company's cost structure including a reduction in the Company's work force of approximately five percent. This reduction in force was implemented in late September 1996. During the remainder of the downturn, management will monitor the Company's cost structure and take appropriate actions as considered necessary, but continue to develop state of the art cleanroom technology and provide world-class support to the Company's customers.

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

     The Company uses the percentage-of-completion method of accounting for its long-term contracts. The Company recognizes revenue in proportion to the costs incurred to date in relation to the total anticipated costs.

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

     The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

RESULTS OF OPERATIONS

CONTRACT REVENUE
                                1996    Change      1995    Change      1994
                                ----    ------      ----    ------      ----

Contract revenue              $112,826  59.7%     $70,635   48.0%     $47,732



     Contract revenue for 1996 increased by 59.7% to $112.8 million from $70.6 million in 1995. The increase is attributable to a large backlog at the beginning of 1996 that resulted in strong contract activity in the first half of 1996 and numerous large contracts that the Company was awarded during the first and second quarters of 1996 that resulted in additional revenue as the contracts progressed during the third and fourth quarters of 1996. The decrease in the Company's backlog from December 31, 1995 to December 31, 1996 is attributed to fewer contracts available to bid. See discussions of industry downturn above. During 1995, contract revenue increased by 48.0% to $70.6 million from $47.7 million in 1994. This increase is attributed to an increase in the number of contracts that were awarded to the Company during 1995, an increase in the average size of the contracts awarded and an increase in the manufacturing capacity of the Company's facilities, resulting in higher production of cleanroom component parts during 1995 compared to 1994.

     NORTH AMERICA - Contract revenue for 1996 increased by 68.6% to $74.4 million from $44.2 million for the year ended December 31, 1995. As a percentage of total revenue North America increased to 66.0% in 1996 compared to 62.5% in 1995. The increase is the result of numerous contracts received in North America. These contracts were larger than the Company has received historically and were completed on schedules that were much faster than the Company has historically been required to perform.

     Contract revenue for 1995 was relatively even at $44.2 million, or 62.5% of total contract revenue, as compared to $44.4 million, or 93.1% of total contract revenue, for 1994. This was the result of a greater emphasis on new cleanroom construction outside the United States by the Company and the semiconductor industry as a whole.

     ASIA/PACIFIC RIM - Contract revenue for 1996 decreased by 16.6% to $16.6 million from $19.9 million for the year ended December 31, 1995. As a percentage of total revenue Asia/Pacific decreased to 14.7% in 1996 compared to 28.1% in 1995. Two factors contributed to the decrease in Asia/Pacific revenue. First, during 1995 the Company recognized revenue for two significantly large contracts in Taiwan. These contracts were substantially completed during 1995. Second, the semiconductor industry downturn impacted Taiwan and other Asian countries to the extent that the Company did not have the same opportunity to bid on contracts in 1996 that it had during 1995.

     During 1995, the Company increased its sales focus in this region, including the opening of a design, engineering, contract administration and sales office in Hsin-Chu, Taiwan. As a result, contract revenue increased to

$19.9 million, or 28.1% of total contract revenue, in 1995 from $1.2 million, or 2.4% of total contract revenue, in 1994. Although 1996 revenues decreased from 1995, management believes that the Asia/Pacific Rim area will be its fastest growing region over the long-term. A significant portion of contracts awarded in this region are cleanroom system solution contracts which include two or more cleanroom components.

     EUROPE - Contract revenue for 1996 increased by 229.8% to $21.8 million from $6.6 million for the year ended December 31, 1995. As a percentage of total revenue Europe increased to 19.3% in 1996 compared to 9.4% in 1995. The increase is attributed to two contracts of significant size received in early 1996 and substantially completed by the end of the year.

     Contract revenue in Europe increased to $6.6 million, or 9.4% of total contract revenue, in 1995 from $2.1 million, or 4.5% of total contract revenue, in 1994. This increase is the result of an increased sales effort by the Company to establish the Company as a significant cleanroom system solutions provider in the European region. Management believes that revenues attributed to European contracts will continue to grow in the future.

GROSS PROFIT
                                1996    Change     1995     Change    1994
                                ----    ------     ----     ------    ----
Gross profit (thousands)      $15,462   116.2%    $7,151    -12.3%    $8,153
Percentage of contract
  revenue                       13.7%              10.1%               17.1%

     Gross profit for the year ended December 31, 1996 increased by 116.2% to $15.5 million from $7.2 million for the year ended December 31, 1995. Gross profit increased as a percentage of revenue to 13.7% for 1996 compared to 10.1% for 1995. The increases are the result of: continual improvement in the Company's manufacturing facility creating greater efficiencies and less costs to produce product; and better project management resulting in less problems at the construction sites which allows the Company to install its product with less time and labor expense. Contracts received during 1996 also were generally bid at higher margins than those received during 1995. Also affecting the increase from 1995 to 1996 were significant events during 1995 that contributed to the Company realizing smaller margins during 1995. These events included the Company's continued expansion of manufacturing facilities and a product failure during the second quarter of 1995. The expansion created manufacturing inefficiencies, project delays and overruns resulting in higher than expected cost of contracts during 1995. The product failure was the result of defective motors purchased from a third party vendor and resulted in a one time charge to costs of contracts of approximately $1.5 million. Management believes that as a result of competitive pricing pressure currently taking place as part of the contract bidding process (see discussion of industry downturn above), during 1997 margins will be less than what the Company experienced during 1996.

     Gross profit for 1995 decreased by 12.3% to $7.2 million from $8.2 million in 1994 and decreased as a percentage of contract revenue to 10.1% in 1995 from 17.1% in 1994. The decrease in gross profit as a percentage of revenue was primarily the result of manufacturing inefficiencies and a product failure at a single project location that are discussed above. Also affecting the decrease from 1994 to 1995 are certain strategic projects awarded at margins less than the 1994 average.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                            1996      Change      1995      Change    1994
                                            ----      ------      ----      ------    ----

Selling, general  and administrative
 expenses (thousands)                     $10,274    62.2%      $6,333     76.7%     $3,584
Percentage of contract revenue               9.1%                 9.0%                 7.5%

     Selling, general and administrative expenses for 1996 increased 62.2% to $10.3 million, or 9.1% of contract revenue, from $6.3 million, or 9.0% of contract revenue, in 1995. The increase in selling, general and administrative expenses is the result of increased sales activity worldwide and a full year of costs associated with the Company's Asia/Pacific office. The Asia/Pacific office was only operational for six months during 1995. Sales, general and administrative expenses as a percentage of sales has remained relatively constant from 1995 to 1996.

     Selling, general and administrative expenses for 1995 increased 76.7% to $6.3 million, or 9.0% of contract revenue, from $3.6 million, or 7.5% of contract revenue, in 1994. This increase is related to greater selling and marketing activities required to improve the number and size of contracts awarded during 1995 as compared to 1994. The Company also increased it's general and administrative headcount to meet the requirements of the increased sales volume in 1995.

RESEARCH AND DEVELOPMENT

                                                   1996   Change   1995   Change   1994
                                                   ----   ------   ----   ------   ----
Research and Development expense (thousands)       $282    10.6%  $255    62.4%    $157
Percentage of contract revenue                      0.2%           0.4%             0.3%

     Research and development expense remained relatively constant from 1995 to 1996. Management believes that the Company will increase its research and development expenses during 1997, both in actual dollars spent and as a percentage of revenue in order to develop innovative products, to be on the cutting edge of the 300 millimeter manufacturing facility technology and to modify existing products to be less expensive to produce and easier to install.

     Research and development expense increased slightly from 1994 to 1995. This increase was the result of research and development projects that were based on specific customers and contracts.


DEPRECIATION AND AMORTIZATION

                                                   1996   Change   1995   Change   1994
                                                   ----   ------   ----   ------   ----
Depreciation and amortization expense (thousands)  $400    82.6%   $219    40.4%   $156
Percentage of contract revenue                      0.4%            0.3%            0.3%

     Depreciation and amortization expense during 1996 increased by 82.6% to $400,000, or 0.4% of contract revenue, from $219,000, or 0.3% of contract revenue, in 1995. This increase is the result of depreciation on furniture, fixtures, computer equipment and software required for increased sales, marketing and administration activities.

     Depreciation and amortization expense in 1995 increased by 40.4% to $219,000, or 0.3% of contract revenue, from $156,000, or 0.3% of contract revenue, in 1994. This increase is the result of the purchase of furniture, fixtures, computer equipment and software required for the increased headcount in sales, marketing and administration including the start up of the Asia/Pacific office.


OTHER INCOME (EXPENSE), net

                                                   1996   Change   1995   Change   1994
                                                   ----   ------   ----   ------   ----
Other income/expense (thousands)                   $352    195.8%  $119    -66.9%  $359
Percentage of contract revenue                      0.3%            0.2%            0.8%

     Other income (expense) increased in 1996 to $352,000 from $119,000 in 1995. The increase is generally the result of the net effect of an increase in interest expense and a settlement on litigation with a third party vendor for defective motors (see discussion in gross profit above.)

     Other income (expense) decreased in 1995 to $119,000 from $359,000 in 1994. During 1994, the Company earned interest on cash and investments from proceeds received from the exercise of stock options and warrants. As revenues have increased, the Company has funded the increase in non-cash current assets by using cash on hand and lines of credit as needed, resulting in an increase in interest expense and a decrease in interest income in 1995.


INCOME TAXES

                                   1996    Change    1995   Change     1994
                                   ----    ------    ----   ------     ----

Income taxes (thousands)           $1,548   779.5%   $176    -90.0%   $1,753
Percentage of contract revenue        1.4%            0.2%              3.7%

     The effective tax rate for 1996 was approximately 32% compared to 38% for 1995. The decrease is primarily the result of a large exemption during 1996 from our foreign sales corporation. The effective tax rate for 1994 was 38%. The change in income tax expense from year to year is directly related to the change in earnings before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 1996 was $17.1 million compared to $15.4 million at December 31, 1995. This includes cash and cash equivalents of $3.3 million and $5.9 million at December 31, 1996 and 1995 respectively. Receivables, including retentions, (see Note D of Notes to Financial Statements) increased to $27.4 million at December 31, 1996 compared to $14.7 million at December 31, 1995. This increase was the result of increased billing volume throughout 1996. Days sales outstanding (the ratio between receivables, excluding retention, and average daily revenue taken over the year) increased to 72 days at December 31, 1996, from 59 days at December 31, 1995.

     The Company's operations used $3.4 million of cash in operations during 1996, compared to providing $1.3 million of cash in 1995. During 1996, the Company experienced an increase in receivables as a result of growth in revenues and a decrease in accounts payable and accrued expenses of approximately $2.1 million.

     At December 31, 1996, the Company had lines of credit totaling $11.5 million, of which $5.8 million was available at year end. Amounts drawn under the lines bear interest at a commercial loan variable rate index (8.25% at December 31, 1996) and are due no later than June 1, 1997, with options to renew the agreement on an annual basis. The lines are secured by all accounts receivable and inventory.

     During 1996, the Company used $2.9 million for the purchase of property and equipment. The Company anticipates that its capital expenditures in 1997 for routine additions and replacements of property, plant, and equipment will be approximately $2.0 million. These purchases will be financed through long-term debt or capital leases.

     Management believes that existing cash balances, borrowings available under the lines of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through December 31, 1997. However, in the event the Company experiences adverse operating performance or above-anticipated capital expenditure requirements, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms if at all.


IMPACT OF FUTURE ACCOUNTING PRONOUNCEMENTS

     None.

FACTORS AFFECTING FUTURE RESULTS

     The Company's future operations will be impacted by, among other factors, the length and severity of the current economic downturn in the semiconductor industry as more fully discussed above. The length and severity of the current economic downturn in the semiconductor industry remains subject to a high degree of uncertainty. The Company's operations are also subject to additional risks and uncertainties that could result in actual operating results differing materially from anticipated operating results and past operating results and trends. These risks and uncertainties include pricing pressures, cancellations of existing contracts, timing of significant customer orders, increased competition, and changes in semiconductor and cleanroom technology.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's financial statements and notes are included herein beginning on page F-1. The supplementary data is included herein immediately following the signature page of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no Form 8-K filed reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure during the years covered by this report.

                                    PART III


ITEM 10, 11, 12 AND 13.

     These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 28, 1997. The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 1996, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents Filed as Part of this Report:

          (1) FINANCIAL STATEMENTS. The following financial statements are filed with this report beginning on page F-1:

                    -    Report of Independent Certified Public Accountants

                    -    Balance Sheets as of December 31, 1996 and 1995

                    - Statements of Earnings for the Years Ended December 31, 1996, 1995 and 1994

                    - Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

                    - Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

                    -    Notes to Financial Statements

          (2) FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule for the years ended December 31, 1996, 1995 and 1994 is included herein immediately following the signature page to this report:

          -    Report of Independent Certified Public Accountants on Schedule

          -    Schedule II - Valuation and Qualifying Accounts

     All other schedules have been omitted because the information is not required, or if required the information required therein is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

     (b)  Reports on Form 8-K:

          None.

     (c)  Exhibits:

          The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the Commission as indicated below:

                            EXHIBIT INDEX
REGULATION S-K
EXHIBIT NO.                  DESCRIPTION                     SEQUENTIAL PAGE NO.
--------------     -------------------------------------     -------------------

    3.1            Restated Articles of Incorporation*       [Form 10-KSB for
                                                             the year ended
                                                             December 31, 1993,
                                                             Exhibit No. 3.1]

    3.2            Bylaws of the Company*                    [Form 10-KSB for
                                                             the year ended
                                                             December 31, 1992,
                                                             Exhibit No. 3.2]

   10.1            Agreement and Plan of Merger*             [Form 8-K dated
                                                             October 1992,
                                                             Exhibit 10.1]

   10.2            1993 Stock Option Plan*                   [Form 10-KSB for
                                                             the year ended
                                                             December 31, 1993,
                                                             Exhibit 10.4]

   10.3            Amendment No. 1 to 1993 Stock             [Form 10-Q for
                   Option Plan*                              quarter ended
                                                             June 30, 1996,
                                                             Exhibit 10.1]

   10.4            Amendment No. 2 to 1993 Stock             Filed herewith.
                     Option Plan

   10.5            Revolving Domestic and Exim Line          Filed herewith.
                     of Credit Agreements

   10.6            Lease Agreement for Salt Lake City        [Form 10-KSB for
                     facility*                               the year ended
                                                             December 31, 1993,
                                                             Exhibit 10.6]

   10.7            Amendment to Lease Agreement*             [Form 10-K for
                                                             the year ended
                                                             December 31, 1995,
                                                             Exhibit 10.5]

   10.8            Flanders Shareholder Agreement*           [Form 10-KSB for
                                                             the year ended
                                                             December 31, 1994,
                                                             Exhibit No. 10.8]

   10.9            Flanders Purchase Option Agreement*       [Form 10BKSB for
                                                             the year ended
                                                             December 31, 1994,
                                                             Exhibit No. 10.9]

   11.1            Earnings Per Share Calculation            Filed herewith.

   23.1            Consent of Independent Certified          Filed herewith.
                     Public Accountants.

   27              Financial Data Schedule                   Filed herewith.

-----------------
*  These exhibits are incorporated herein by reference.

      (d)  Financial Statement Schedules:

           See Item 14(a)(2) of this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1997.

                                       DAW TECHNOLOGIES, INC.

                                       By: /s/ Ronald W. Daw
                                           ----------------------------------
                                           Ronald W. Daw
                                           Chairman of the Board, President
                                             and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1997.


        SIGNATURE                       CAPACITY IN WHICH SIGNED
        ---------                       ------------------------

/s/ Ronald W. Daw                 Chairman of the Board, President,
---------------------------       Chief Executive Officer and Director
Ronald W. Daw                     (Principal executive officer)


/s/ David R. Grow                 Executive Vice President, Chief Operating
---------------------------       Officer, Chief Financial Officer (Principal
David R. Grow                     financial and accounting officer)


/s/ Russell W. Weiss              Director
---------------------------
Russell W. Weiss


/s/ Robert G. Chamberlain         Director
---------------------------
Robert G. Chamberlain


/s/ Sterling D. Sessions          Director
---------------------------
Sterling D. Sessions


/s/ Charles L. Bates, Jr.         Director
---------------------------
Charles L. Bates, Jr.


/s/ Robert J. Frankenberg         Director
---------------------------
Robert J. Frankenberg


/s/ James S. Jardine              Director
---------------------------
James S. Jardine

                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Daw Technologies, Inc.


We have audited the accompanying balance sheets of Daw Technologies, Inc. as of December 31, 1996 and 1995, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daw Technologies, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       GRANT THORNTON LLP


Salt Lake City, Utah
February 14, 1997

                             Daw Technologies, Inc.

                                 BALANCE SHEETS
                        (in thousands, except share data)


                                                     December 31,
                                                 -------------------
                                                   1996        1995
                                                 -------     -------
                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $ 3,258     $ 5,885
  Contracts receivable, net                       27,394      14,714
  Costs and estimated earnings
    in excess of billings on
    contracts in progress                          7,169      10,930
  Inventories                                      1,583       1,478
  Deferred income tax asset                          318         104
  Other current assets                             1,996         441
                                                 -------     -------
      Total current assets                        41,718      33,552
PROPERTY AND EQUIPMENT, NET
  AT COST                                          7,693       6,438
OTHER ASSETS                                          84          82
                                                 -------     -------
                                                 $49,495     $40,072
                                                 -------     -------
                                                 -------     -------

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities       $10,782     $12,272
  Billings in excess of costs and estimated
    earnings on contracts in progress              7,505       3,699
  Lines of credit                                  5,696       1,500
  Current portion of long-term obligations           623         650
                                                 -------     -------
      Total current liabilities                   24,606      18,121
LONG TERM OBLIGATIONS, less current portion        1,730       2,390
DEFERRED INCOME TAX LIABILITY                        221         152
COMMITMENTS AND CONTINGENCIES
  (Notes K, L and N)                                   -           -
SHAREHOLDERS' EQUITY
  Preferred stock, authorized 10,000,000
    shares of $.01 par value; none issued
    and outstanding                                    -           -
  Common stock, authorized 50,000,000
    shares of $.01 par value; issued and
    outstanding 12,400,543 shares in 1996
    and 12,330,254 shares in 1995                    124         123
  Additional paid-in-capital                      15,188      14,970
  Retained earnings                                7,626       4,316
                                                 -------     -------
      Total shareholders' equity                  22,938      19,409
                                                 -------     -------
                                                 $49,495     $40,072
                                                 -------     -------
                                                 -------     -------


        The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                             STATEMENTS OF EARNINGS

                       (in thousands, except share data)

                                                        Year ended December 31,
                                                 ------------------------------------
                                                   1996           1995          1994
                                                 --------       -------       -------
Contract revenue                                 $112,826       $70,635       $47,732

Cost of contracts                                  97,364        63,484        39,579
                                                 --------       -------       -------

     Gross profit                                  15,462         7,151         8,153
                                                 --------       -------       -------

Selling, general and administrative expenses       10,274         6,333         3,584
Research and development                              282           255           157
Depreciation and amortization                         400           219           156
                                                 --------       -------       -------

                                                   10,956         6,807         3,897
                                                 --------       -------       -------

     Earnings from operations                       4,506           344         4,256


Other income (expense)
     Interest expense                                (663)         (129)         (100)
     Other income, net                              1,015           248           459
                                                 --------       -------       -------

                                                      352           119           359
                                                 --------       -------       -------

     Earnings before income taxes                   4,858           463         4,615

Income taxes                                        1,548           176         1,753
                                                 --------       -------       -------

     NET EARNINGS                                 $ 3,310       $   287       $ 2,862
                                                 --------       -------       -------
                                                 --------       -------       -------
Net earnings per share
     Primary                                      $  0.27       $  0.02       $  0.26
     Fully diluted                                   0.27       $  0.02       $  0.25

Weighted average common and dilutive
  common equivalent shares outstanding
     Primary                                   12,443,848    12,338,198    11,182,295
     Fully diluted                             12,443,848    12,363,161    11,369,901

        The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                       (in thousands, except share data)

                  Year ended December 31, 1996, 1995 and 1994

                                                       Additional
                                              Common     paid-in      Retained
                                              Stock      capital      earnings    Total
                                              ------   ----------     --------   -------
Balance at January 1, 1994                     $101      $ 4,731       $1,167    $ 5,999

Proceeds from sale of warrants                    -          150            -       150

Common stock issued pursuant to
  exercise of warrants, 1,460,834
  shares                                         14        6,822            -     6,836

Common stock issued pursuant to
  exercise of options, 181,250 shares             2          404            -       406

Net earnings for 1994                             -            -        2,862     2,862
                                               ----      -------       ------   -------

Balance at December 31, 1994                    117       12,107        4,029    16,253

Common stock issued pursuant to
  exercise of warrants, 400,000 shares            4        1,969            -     1,973

Common stock issued pursuant to
  exercise of options, 189,000 shares             2          646            -       648

Tax benefit from exercise of stock options        -          248            -       248

Net earnings for 1995                             -            -          287       287
                                               ----      -------       ------   -------

Balance at December 31, 1995                    123       14,970        4,316    19,409

Common stock issued pursuant to exercise
  of 900 warrants and 46,500 options
  and purchase of 22,889 shares pursuant
  to employee stock purchase plan                 1          195            -       196

Tax benefit from exercise of stock options        -           23            -        23

Net earnings for 1996                             -            -        3,310     3,310
                                               ----      -------       ------   -------

Balance at December 31, 1996                   $124      $15,188       $7,626   $22,938
                                               ----      -------       ------   -------
                                               ----      -------       ------   -------


        The accompanying notes are an integral part of these statements.

                             DAW Technologies, Inc.

                            STATEMENTS OF CASH FLOWS

                       (in thousands, except share data)

                                                             Year ended December 31,
                                                           ------------------------------
                                                             1996       1995      1994
                                                           --------   --------   --------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net earnings                                           $  3,310   $    287   $  2,862
    Adjustments to reconcile net earnings
      to net cash provided by (used in) operating
      activities
        Depreciation and amortization                         1,649        875        625
        Loss on disposition of property and
          equipment                                               6         35          -
        Provision for losses on contracts receivable            330         30        (72)
        Deferred taxes                                         (145)        48          -
        Changes in assets and liabilities
          Contracts and other receivables                   (13,010)    (3,137)    (3,027)
          Costs and estimated earnings in excess
           of billings on contracts in progress               3,761     (5,697)    (1,977)
          Inventories                                          (105)      (303)      (497)
          Other current assets                               (1,555)        48        143
          Accounts payable, other liabilities and accrued
           expenses                                          (2,101)     5,699       (813)
          Income taxes payable                                  611        393         54
          Billings in excess of costs and estimated
           earnings on contracts in progress                  3,806      3,013       (679)
          Other assets                                           (2)       (41)        (8)
                                                           --------   --------   --------

              Net cash provided by (used in)
                operating activities                         (3,445)     1,250     (3,389)
                                                           --------   --------   --------

  Cash flows from investing activities
    Payments for purchase of property
      and equipment                                          (2,929)    (4,996)      (672)
    Proceeds from disposition of property
      and equipment                                              31          -        112
                                                           --------   --------   --------
              Net cash used in investing activities          (2,898)    (4,996)      (560)
                                                           --------   --------   --------
                                                           --------   --------   --------


                                  (continued)

The accompanying notes are an integral part of these statements.

                             DAW Technologies, Inc.

                       (in thousands, except share data)

                                                     Year ended December 31,
                                                    --------------------------
                                                      1996     1995      1994
                                                    -------  -------   -------

Cash flows from financing activities
  Proceeds from issuance of long-term obligations         -    2,791         -
  Net change in line of credit                        4,196    1,500    (1,175)
  Payments of long-term debt                              -      (92)      (77)
  Proceeds from issuance of stock                       219    2,869     7,392
  Payments of obligations under
    capital leases                                     (699)    (148)     (366)
                                                    -------  -------   -------

      Net cash provided by
       financing activities                           3,716    6,920     5,774
                                                    -------  -------   -------

Net increase (decrease) in cash and
  cash equivalents                                   (2,627)   3,174     1,825

  Cash and cash equivalents at beginning of year      5,885    2,711       886
                                                    -------  -------   -------

  Cash and cash equivalents at end of year          $ 3,258  $ 5,885   $ 2,711
                                                    -------  -------   -------
                                                    -------  -------   -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE YEAR FOR

  Interest                                          $   663  $   129   $   100
  Income taxes                                        1,055      320     1,189


NONCASH INVESTING AND FINANCING ACTIVITIES

     During 1996, capital leases of $161 were reclassified in the financial statements.

     Capital lease obligations of $173 and $2,908 for property and equipment acquisitions were incurred during 1996 and 1995, respectively.



The accompanying notes are an integral part of these statements.

                               Daw Technologies, Inc.

                           NOTES TO FINANCIAL STATEMENTS

                         December 31, 1996, 1995 and 1994

                         (in thousands, except share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     1.   BUSINESS ACTIVITY

     Daw Technologies, Inc. (the Company) is a supplier of ultra-clean manufacturing environments, or cleanrooms, to the semiconductor industry (operating in one business segment). The Company designs, engineers, manufactures, installs and services all principal component systems for advanced cleanrooms.

     2.   METHOD OF ACCOUNTING FOR LONG-TERM CONTRACTS

     The accompanying financial statements have been prepared using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. For most contracts, the revenue recognized is that portion of the total contract price that cost incurred to date bears to anticipated final total cost, based on current estimates of cost to complete. Revenue from cost-plus-fixed-fee contracts is recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

     Contract costs include all direct and allocable indirect labor, benefits, materials unique to or installed in the project, subcontractor cost allocations, including employee benefits and equipment expense. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. As long-term contracts extend over one year, revisions in cost and earnings estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. Costs attributable to contract claims or disputes are carried in the accompanying balance sheets only when realization is probable. These costs are recorded at the lesser of actual costs incurred or the amount expected to be realized. It is reasonably possible that estimates by management related to contracts can change in the future.

                               Daw Technologies, Inc.

                           NOTES TO FINANCIAL STATEMENTS

                         December 31, 1996, 1995 and 1994

                         (in thousands, except share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     2.   METHOD OF ACCOUNTING FOR LONG-TERM CONTRACTS - CONTINUED

     The current asset, "costs and estimated earnings in excess of billings on contracts in progress," represents revenues recognized in excess of amounts billed (under- billings), and the current liability, "billings in excess of costs and estimated earnings on contracts in progress," represents billings in excess of revenues recognized (overbillings). The amount of revenue recognized is not related to the progress billings to customers.

     3.   DEPRECIATION AND AMORTIZATION

     Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases and leasehold improvements are amortized over the shorter of the lives of the respective leases or over the service lives of the asset. The straight-line method of depreciation is followed for financial reporting purposes. Accelerated methods of depreciation are used for tax purposes.

     4.   INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized. Effective December 1995, the Company changed its tax year end from September 30 to December 31.

     5.   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

                               Daw Technologies, Inc.

                           NOTES TO FINANCIAL STATEMENTS

                         December 31, 1996, 1995 and 1994

                         (in thousands, except share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     6.   INVENTORIES

     Inventories consist of raw materials and are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

     7.   NET EARNINGS PER SHARE

     Primary and fully diluted net earnings per share are computed by dividing net earnings by the weighted average common and dilutive common equivalent shares outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants.

     8.   RESEARCH AND DEVELOPMENT COSTS

     The Company conducts research and development to develop new products or product improvements not directly related to a specific project.

     9.   CONCENTRATIONS

     The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash equivalents and receivables. The Company provides credit according to the terms of the individual project contracts, in the normal course of business, primarily to semi-conductor manufacturers.

     Approximately 40% (65% in 1995) of receivables are with three different customers. In addition, approximately 41% (22% in 1995) of receivables are due from entities located outside of North America, primarily Europe and Asia. Of the total receivables, approximately 13% are denominated in foreign currencies (9% at December 31, 1995). The Company routinely evaluates the financial strength of its customers and monitors each account to minimize the risk of loss.

     The Company maintains cash and cash equivalents at several financial institutions. Accounts at each North American institution are insured by the FDIC up to $100,000. Uninsured North American balances aggregate to approximately $1,412 at December 31, 1996 ($2,816 in 1995). The Company also maintains cash and cash equivalents in foreign accounts. These uninsured balances aggregate to $2,413 at December 31, 1996 ($953 in 1995).

                               Daw Technologies, Inc.

                           NOTES TO FINANCIAL STATEMENTS

                         December 31, 1996, 1995 and 1994

                         (in thousands, except share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     10.  RETENTIONS

     Many of the Company's contracts allow retentions, typically 5-10% of the amount billed, to be withheld from each progress payment by the customer until the project reaches substantial completion. The Company typically evaluates retention financing costs during the bid process.

     11.  ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash and cash equivalents, contracts receivable and accounts payable and accrued liabilities approximates their fair values.

     13.  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 presentation.


NOTE B - CAPITAL TRANSACTIONS

     During 1996, the Company received $196 from the issuance of 22,889 shares of common stock, upon the exercise of 46,500 common stock options and the exercise of 900 shares of common stock warrants.

                               Daw Technologies, Inc.

                           NOTES TO FINANCIAL STATEMENTS

                         December 31, 1996, 1995 and 1994

                         (in thousands, except share data)


NOTE B - CAPITAL TRANSACTIONS - CONTINUED


     During 1996, the shareholders of the Company approved an employee stock purchase plan. The maximum number of shares of common stock that may be issued under the plan is 750,000 shares. Employees are eligible upon completion of 90 days employment. Eligible employees may designate 2 to 15% (up to $25) of eligible compensation to be withheld for the purchase of stock. Price per share is 85% of the lower closing trading price of the stock on the applicable offering commencement date or offering termination date. Offering periods are six months in length beginning on May 1 and November 1 of each year. Employees purchased 22,889 shares under the plan in 1996.

     During 1995, the Company received $648 from the issuance of 189,000 shares of common stock upon exercise of outstanding common stock options. Also during 1995, the Company received $1,973 from the issuance of 400,000 shares of common stock upon exercise of outstanding common stock warrants.

     During 1994, the Company extended the expiration dates on its Class B Warrants to February 28, 1994, from February 2, 1994. During 1994, the Company received an additional $220 from the exercise of the remaining 73,334 Class A Warrants, $1,477 from the exercise of 369,500 of its Class B Warrants and $75 from the exercise of 30,000 of its underwriter warrants.

     During April and May 1994, the Company sold, through a private placement, 1,200,000 Class 94-C warrants and 400,000 Class 94-S warrants, raising a total of $150. During June 1995, 988,000 warrants were exercised for $5.125 per share, resulting in net proceeds to the Company of $5,064. The remaining 212,000 Class 94-C warrants were not exercised, and expired on July 1, 1994. The 400,000 Class 94-S warrants were exercised in April of 1995 with 300,000 exercised for $5.00 per share and 100,000 for $5.125 per share, resulting in net proceeds to the Company of $1,973.

     The Company also received $406 during 1994 from the issuance of 181,250 shares of common stock upon exercise of outstanding common stock options at $2.00 and $2.50 per share.

                               Daw Technologies, Inc.

                           NOTES TO FINANCIAL STATEMENTS

                         December 31, 1996, 1995 and 1994

                         (in thousands, except share data)


NOTE C - INTERNATIONAL OPERATIONS

     Financial information summarized by geographic area for the years ended December 1996, 1995, and 1994, is as follows.

                                                   North
                      1996                        American   Europe   Asia/Pacific  Consolidated
     -------------------------------------        --------   ------   ------------  ------------
     Net revenues - unaffiliated customers        $74,429    $21,828    $16,569       $112,826
     Earnings (loss) from operations                5,341       (794)       (41)         4,506
     Identifiable assets                           30,202     10,389      8,904         49,495

                      1995
     -------------------------------------
     Net revenues - unaffiliated customers        $44,156   $  6,619    $19,860      $  70,635
     Earnings (loss) from operations                (639)      1,455       (472)           344
     Identifiable assets                           29,865      4,602      5,605         40,072

                      1994
     -------------------------------------
     Net revenues - unaffiliated customers        $44,426   $  2,145   $  1,161      $  47,732
     Earnings (loss) from operations                4,003       (305)       558          4,256
     Identifiable assets                           21,170      1,430      1,008         23,608

     Foreign currency transaction gains and losses are not significant and are included in selling, general and administrative expenses.


NOTE D - CONTRACTS RECEIVABLE

     Contracts receivable consist of the following:

                                               1996       1995
                                               ----       ----
     Current receivables                     $22,353    $11,377
     Retentions receivable                     5,417      3,477
                                             -------    -------
                                              27,770     14,854
     Less allowance for doubtful accounts       (376)      (140)
                                             -------    -------
     Contracts receivable                    $27,394    $14,714
                                             -------    -------
                                             -------    -------

                               Daw Technologies, Inc.

                           NOTES TO FINANCIAL STATEMENTS

                         December 31, 1996, 1995 and 1994

                         (in thousands, except share data)

NOTE E - OTHER CURRENT ASSETS

    Other current assets consist of the following:

                                                    1996      1995
                                                   ------     ----
         Prepaid foreign taxes                     $1,120     $ 31
         Miscellaneous receivables and deposits       552       41
         Prepaid expenses                             324      369
                                                   ------     ----
                                                   $1,996     $441
                                                   ------     ----
                                                   ------     ----


NOTE F - PROPERTY AND EQUIPMENT

    Property and equipment and estimated useful lives consist of the following:

                                           Years            1996        1995
                                          -------         -------     --------
     Equipment                                   5-10     $ 4,088     $  3,130
     Furniture and fixtures                         5       2,432        1,810
     Leasehold improvements             life of lease       2,514        1,312
     Equipment under capital leases              5-10       4,067        4,067
     Vehicles                                    3-5          331          227
                                                          -------     --------
                                                           13,432       10,546
     Less accumulated depreciation and amortization
       including $1,653, and $960 for equipment
       under capital leases at 1996 and 1995
       respectively                                        (5,739)      (4,108)
                                                          -------     --------
                                                          $ 7,693     $  6,438
                                                          -------     --------
                                                          -------     --------
                                       F-13

                               Daw Technologies, Inc.

                           NOTES TO FINANCIAL STATEMENTS

                         December 31, 1996, 1995 and 1994

                         (in thousands, except share data)

NOTE G - CONTRACTS IN PROGRESS

     Costs incurred to date and estimated earnings and the related progress billings to date on contracts in progress are as follows:

                                                      1996        1995
                                                    --------    --------
     Total costs and estimated earnings             $112,396    $118,144
     Progress billings to date                       112,732     110,913
                                                    --------    --------
                                                    $   (336)   $  7,231
                                                    --------    --------
                                                    --------    --------

     The above are included in the balance sheets under the following captions:

                                                      1996        1995
                                                    --------    --------
     Costs and estimated earnings in excess
       of billings on contracts in progress         $  7,169    $ 10,930
     Billings in excess of costs and estimated
       earnings on contracts in progress              (7,505)     (3,699)
                                                    --------    --------
                                                    $   (336)   $  7,231
                                                    --------    --------
                                                    --------    --------

NOTE H - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                      1996        1995
                                                    --------    --------
     Trade accounts payable                          $ 6,120     $10,900
     Accrued income taxes payable                        611           -
     Reserve for contract estimates and warranties       575         438
     Employee salaries, incentive pay,
          vacation and payroll taxes                   1,808         207
     Other accrued liabilities                         1,668         727
                                                    --------    --------
                                                     $10,782     $12,272
                                                    --------    --------
                                                    --------    --------

                               Daw Technologies, Inc.

                           NOTES TO FINANCIAL STATEMENTS

                         December 31, 1996, 1995 and 1994

                         (in thousands, except share data)

NOTE I - INCOME TAXES

     Components of income taxes are as follows:

                                              1996      1995      1994
                                             ------    ------    ------
     Current
        Federal                              $1,288    $  111    $1,518
        State                                   330        17       235
        Foreign                                  75         -         -
                                             ------    ------    ------
                                              1,693       128     1,753
                                             ------    ------    ------
     Deferred
        Federal                                (119)       42         -
        State                                   (26)        6         -
                                             ------    ------    ------
                                               (145)       48         -
                                             ------    ------    ------
                                             $1,548    $  176    $1,753
                                             ------    ------    ------
                                             ------    ------    ------

     The income tax expense reconciled to the tax computed at the statutory Federal rate is as follows:

                                              1996      1995      1994
                                             ------    ------    ------
     Tax at federal statutory rate           $1,652    $  157    $1,569
     Nondeductible expenses                      41        23        13
     State income taxes, net of federal
       income tax benefit                       234        12       152
     Foreign sales corporation exemption       (333)      (54)      (13)
     All other                                  (46)       38        32
                                             ------    ------    ------
                                             $1,548    $  176    $1,753
                                             ------    ------    ------
                                             ------    ------    ------

     Deferred income taxes related to the following:

                                               1996     1995
                                               ----     ----
     Current assets
          Allowance for doubtful accounts      $147     $ 52
          Accrued contract losses              -          52
          Accrued expenses and reserves         171        -
                                               ----     ----
                                               $318     $104
                                               ----     ----
                                               ----     ----
     Long-term liability
          Accumulated depreciation             $221     $152
                                               ----     ----
                                               ----     ----

                               Daw Technologies, Inc.

                           NOTES TO FINANCIAL STATEMENTS

                         December 31, 1996, 1995 and 1994

                         (in thousands, except share data)

NOTE J- LINES OF CREDIT

     During 1996, the Company had a revolving line of credit with a bank for $8,000. The interest rate is computed at the bank's prime rate (8.25% at December 31, 1996) and requires monthly payments of interest. The Company had $4,216 in borrowings against the line at December 31, 1996. The line of credit is collateralized by certain North American receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments on cash dividends, purchases or redemptions of capital stock, indebtedness and other matters.

     In addition, during 1996, the Company had a revolving line of credit with a bank for $3,500 with a variable rate of interest of prime (8.25% at December 31, 1996). The Company had $1,480 in borrowings against the line at December 31, 1996. The line is collateralized by certain international receivables and inventories. This line also contains restrictive covenants imposing limitations on purchases or redemptions of capital stock, indebtedness and other matters.

     During 1995, the Company had a revolving line of credit with a bank for $2,000. The interest rate was a variable rate equal to .5% above the bank's base rate (8.5% at December 31, 1995). The Company had $1,500 in borrowings against the line at December 31, 1995. The line was guaranteed by the president of the Company and a shareholder. This line expired during 1996.

NOTE K - LONG-TERM OBLIGATIONS

     The Company has entered into lease obligations with various financial institutions and leasing organizations that carry interest rates ranging from 4% to 11.5%. The leases are collateralized by equipment. Payments approximate $67 monthly including interest.

                            Daw Technologies, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994

                      (in thousands, except share data)

NOTE K - LONG-TERM OBLIGATIONS - CONTINUED

     The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net lease payments as of December 31, 1996.

     Year ending December 31,
     ------------------------
         1997                                         $   804
         1998                                             779
         1999                                             632
         2000                                             538
         2001                                              10
         Thereafter                                         -
                                                       ------
      Total minimum lease payments                      2,763
      Less amount representing interest                  (410)
                                                       ------
      Present value of net minimum lease payments       2,353
      Less current portion                               (623)
                                                       ------
      Long-term portion                                $1,730
                                                       ------
                                                       ------



NOTE L - OPERATING LEASES

          The Company leases buildings, machinery and equipment under operating leases. The building leases expire in 2000 and 2005. The machinery and equipment leases expire through 2000. The following is a schedule by year of future minimum rental payments as of December 31, 1996.

     Year ending December 31,
     ------------------------
        1997                                          $   896
        1998                                              880
        1999                                              827
        2000                                              708
        2001                                              545
        Thereafter                                      1,693
                                                       ------
                                                       $5,549
                                                       ------
                                                       ------

                            Daw Technologies, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994

                      (in thousands, except share data)


NOTE L - OPERATING LEASES - CONTINUED

     The building leases provide for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases was $737, $564 and $359 for 1996, 1995 and 1994 respectively.

     The Company has an option to renew one building lease for four additional five year periods upon expiration of the current term in 2005.


NOTE M - BENEFIT PLANS

     1.   SAVINGS PLAN

     The Company has established a 401(k) savings plan covering all non-union employees 21 years of age and older. The Company, at its discretion, matches 50 percent of employee contributions up to a maximum matching contribution of 3 percent of the employee's annual salary. Contributions are made at the discretion of the Board of Directors. The Company's contributions to the plan were $184, $30 and $98 for the years ended December 31, 1996, 1995 and 1994, respectively.

     2.   MULTI-EMPLOYER PENSION PLANS

     The Company contributes to several multi-employer pension plans for employees covered by collective bargaining agreements. Employees covered by these plans are engaged solely in on-site installation of cleanrooms. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company's contributions to the multi-employer pension plans totaled approximately $484, $263 and $179 or 2.3%, 2.0% and 2.4% of gross payroll, respectively, for the years ended December 31, 1996, 1995 and 1994. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total pension plans' net assets is not available from the plans' administrators.

     The Multi-Employer Pension Plan Amendments Act of 1980 (The "Act") significantly increased the pension responsibilities of participating employers. Under the provision of the Act, if the plans terminate or the Company withdraws, the Company could be subject to a withdrawal liability. Management has no intention of undertaking any action which could subject the Company to any withdrawal liability which would have a material effect on the Company's financial condition.

                            Daw Technologies, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994

                      (in thousands, except share data)


NOTE N - LEGAL PROCEEDINGS

     From time to time, the Company is subject to routine, non-material litigation relating to claims made by or against the Company. The Company believes it has made adequate provisions for these matters, and is not aware of any material threatened or outstanding litigation against it.


NOTE O - PRIMARY CUSTOMERS

     The Company has typically had one to five customers in each year which accounted for more than 10% each of revenues; these customers do not necessarily remain significant in subsequent years. These major customers are typically semiconductor manufacturers.

     The Company's major customers for the periods of this report are:

                                               1996       1995      1994
                                               ----       ----      ----

          Company A                          $21,371   $    N/A    $    N/A
          Company B                           17,916        N/A         N/A
          Company C                           16,247        N/A         N/A
          Company D                              N/A      8,654       11,089
          Company E                              N/A      7,883          N/A


NOTE P - RELATED PARTY TRANSACTIONS

     Daw Incorporated is a regional interior specialties contracting company based in Utah. Certain stockholders of Daw Incorporated own more than 50% of the Company's common stock.

     The Company purchased goods and services from Daw Incorporate totaling $1,118, $525, and $486 in 1996, 1995, and 1994, respectively.

                            Daw Technologies, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994

                      (in thousands, except share data)


NOTE P - RELATED PARTY TRANSACTIONS - CONTINUED

     Although the Company and Daw Incorporated maintain separate insurance policies, the Company understands that its insurance carriers consider the experience of both Daw Incorporated and the Company in establishing the Company's rate for workers compensation coverage because of the common ownership. This common ownership may also affect the Company's ability to make elections regarding contributions to its 401(k) plan which differ materially from Daw Incorporated's separate plan. Management of the Company does not believe these matters have materially affected the financial condition or results of operations of the Company.

     A member of the board of directors works for a law firm which provided legal services to the Company approximating $137 and $57 in 1996 and 1995, respectively.

NOTE Q - WARRANTS AND OPTIONS

     During 1996, the Board of Directors and the shareholders amended the Company's 1993 Stock Option Plan (Plan) to increase the number of shares reserved for issuance by 250,000. In addition, the amendment extended the life of the plan for one year, to expire in 1998, and eliminated the limit on the number of options that can be granted in any given year. Also, the amendment limits to 100,000 the number of options that can be granted to any one individual in any given year. The Plan is a non-qualified plan, and the options granted thereunder are non-qualified stock options.

     Under the amended plan, 1,250,000 shares of common stock were reserved for issuance upon exercise of options. The Plan provides that options to purchase a maximum of 1,075,000 shares may be granted to eligible employees (including employees who are directors or officers) and options to purchase a maximum of 175,000 shares may be granted to non-employee directors.

     The exercise price for stock options granted under the Plan may not be less than 100% of the fair market value of a share of common stock on the date the option is granted. Options granted under the Plan after October 24, 1996 expire in 2006. Options granted prior to or on October 24, 1996 expire through 2001.

                             Daw Technologies, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

                        (in thousands, except share data)


NOTE Q - WARRANTS AND OPTIONS - CONTINUED

During 1996, the Company granted options to purchase 272,000 shares (255,000 in 1995 and 224,000 in 1994) of the Company's common stock of which 40,000 shares in 1996 and 30,000 shares in both 1995 and 1994, respectively, were granted to non-employee directors. Additionally, 111,500 shares, 63,500 shares, and 60,000 shares, were granted to executive officers (including officers who are directors), during 1996, 1995, and 1994, respectively. Also, 120,500 shares, 161,500 shares and 134,000 shares in 1996, 1995 and
1994, respectively, were granted to other employees of the Company. On October 24, 1996 all options with an exercise price greater than $3.50 were repriced to $3.50, which was the market price of the Company stock on that date.

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS123). Therefore, the Company accounts for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by FAS123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:


                                                      1996      1995
                                                     ------     ----
Net earnings                         As reported     $3,310     $287
                                     Pro forma       $2,976     $185

Primary earnings per share           As reported        .27      .02
                                     Pro forma          .24      .01

Fully diluted earnings per share     As reported        .27      .02
                                     Pro forma          .24      .01


These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation cost related to grants made before 1995. The fair value of these options was estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following weighted-average assumptions for 1996 and 1995: expected volatility of 56%; risk-free interest rate of 6.04%; and expected life of 4.7 years. The weighted average fair value of options granted was $2.19 and $1.72 in 1996 and 1995, respectively.

                             Daw Technologies, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

                        (in thousands, except share data)


NOTE Q - WARRANTS AND OPTIONS - CONTINUED


Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and the resulting option values are reasonable.

Changes in the Company's stock options and warrants are as follows:


                                                                               Weighted
                                                                                average
                                                    Stock        Exercise      exercise
                                     Warrants      options         price         price
                                     ---------     -------     ------------    --------
Outstanding at January 1, 1994         485,834     508,500     $2.00 -$4.00      $2.83

  Granted                            1,600,000     224,000      5.00 - 6.63       5.70
  Exercised                          1,460,834     181,250      2.00 - 5.13       2.22
  Canceled or expired                  217,500      25,250      3.56 - 5.13       2.86
                                     ---------     -------
Outstanding at December 31, 1994       407,500     526,000      2.50 - 6.63       4.23

  Granted                                    -     255,000      6.25 - 8.58       6.69
  Exercised                            400,000     189,000      2.50 - 5.75       3.44
  Canceled or expired                        -      54,500      3.56 - 6.63       5.96
                                     ---------     -------
Outstanding at December 31, 1995         7,500     537,500      2.50 - 8.58       5.50

  Granted                                    -     272,000      3.00 - 5.88       3.68
  Exercised                                900      46,500      2.50 - 5.75       2.87
  Canceled or expired                        -      26,500      3.56 - 6.63       6.06
                                     ---------     -------
Outstanding at December 31, 1996         6,600     736,500      2.50 - 3.50       3.41
                                     ---------     -------
                                     ---------     -------

Exercisable at December 31, 1996         6,600     380,750     $2.50 -$3.50      $3.48
                                     ---------     -------
                                     ---------     -------

As of December 31, 1996, the outstanding warrants are those warrants granted to the underwriter of the Company's initial public offering which did expire on February 10, 1997. The weighted-average remaining contractual life of options outstanding at December 31, 1996 is 4.7 years.

                             Daw Technologies, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

                        (in thousands, except share data)


NOTE Q - WARRANTS AND OPTIONS - CONTINUED

Quarterly financial results for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                         Gross         Earnings                  Net earnings
                           Contract      Profit     (loss) from   Net earnings   (loss) per
                           revenue       (loss)      operations     (loss)      common share
                           --------      -------    -----------   ------------  ------------
     1996
---------------
First quarter              $ 23,383      $ 3,341      $   986      $   618         $ 0.05
Second quarter               27,049        3,242          575          654           0.05
Third quarter                30,009        4,478        1,713        1,015           0.08
Fourth quarter               32,385        4,401        1,232        1,023           0.09
                           --------      -------      -------      -------         ------
                           $112,826      $15,462      $ 4,506      $ 3,310         $ 0.27
                           --------      -------      -------      -------         ------
                           --------      -------      -------      -------         ------
     1995
---------------
First quarter              $ 16,803      $ 2,873      $ 1,381      $   889         $ 0.08
Second quarter               13,948        (591)       (2,468)      (1,440)         (0.12)
Third quarter                17,398        2,489          368          242           0.02
Fourth quarter               22,486        2,380        1,063          596           0.04
                           --------      -------      -------      -------         ------
                           $ 70,635      $ 7,151      $   344      $   287         $ 0.02
                           --------      -------      -------      -------         ------
                           --------      -------      -------      -------         ------
     1994
---------------
First quarter              $  9,090      $ 1,754      $   843      $   502         $ 0.05
Second quarter               10,003        2,173        1,379          948           0.09
Third quarter                13,808        2,040        1,049          776           0.07
Fourth quarter               14,831        2,186          985          636           0.05
                           --------      -------      -------      -------         ------
                           $ 47,732      $ 8,153      $ 4,256      $ 2,862         $  .26
                           --------      -------      -------      -------         ------
                           --------      -------      -------      -------         ------

                             REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS
                                 ON SCHEDULE


Board of Directors
Daw Technologies, Inc.


In connection with our audit of the financial statements of Daw Technologies, Inc. referred to in our report dated February 14, 1997, which is included in the annual report to shareholders and Form 10-K, we have also audited
Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                              GRANT THORNTON LLP


Salt Lake City, Utah
February 14, 1997

                            DAW TECHNOLOGIES, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------
                 COLUMN A            COLUMN B            COLUMN C           COLUMN D     COLUMN E
-------------------------------------------------------------------------------------------------
                                                         ADDITIONS
-------------------------------------------------------------------------------------------------
                DESCRIPTION         BALANCE AT      (1)          (2)       DEDUCTIONS- BALANCE AT
                                    BEGINNING    CHARGED TO   CHARGED TO   WRITE-OFFS    END OF
                                        OF       COSTS AND      OTHER                    PERIOD
                                      PERIOD      EXPENSES     ACCOUNTS
                                                               DESCRIBE
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
     Year ended December 31, 1996      $140        $330        $  -          $(94)         $376
     Year ended December 31, 1995       138          30           -           (28)          140
     Year ended December 31, 1994       210           -           -           (72)          138

Reserve for contract estimates
     Year ended December 31, 1996      $438        $940        $  -         $(803)         $575
     Year ended December 31, 1995       313         513           -          (388)          438
     Year ended December 31, 1994       337         831           -          (855)          313