Form 10-Q
period 1997-03-31
DAW TECHNOLOGIES INC /UT
filed 1997-05-14
CIK 882159

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

    or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

                                     0-21818
                              ---------------------
                              (Commission File No.)




                              DAW TECHNOLOGIES, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)



              UTAH                                         87-0464280
  ----------------------------                       -------------------
  (State or other jurisdiction                          (IRS Employer
   of incorporation or                                Identification No.)
   organization)


                             2700 SOUTH 900 WEST
                         SALT LAKE CITY, UTAH  84119
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)


     Registrant's telephone number, including area code:  (801) 977-3100



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


    As of May 13, 1997, the Registrant had 12,419,586 shares of Common Stock, $0.01 par value outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              Daw Technologies, Inc.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .  1

Item 1.  Financial Statements

         Condensed Balance Sheets - March 31, 1997 and December 31, 1996. . . . .  1


         Condensed Statements of Earnings - Three months ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2


         Condensed Statements of Cash Flows - Three months ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3


         Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . .  5



Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .  6


PART II  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 11

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             Daw Technologies, Inc.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                       (in thousands, except share data)

                                                          March 31,    Dec. 31,
                                                            1997        1996
                                                          ---------   ---------
                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $ 2,469     $ 3,258
  Contracts receivable, net                                27,414      27,394
  Costs and estimated earnings in excess of billings
   on contracts in progress                                 4,384       7,169
  Inventories                                               1,270       1,583
  Deferred income tax asset                                   315         318
  Other current assets                                      1,561       1,996
                                                          -------     -------
      Total current assets                                 37,413      41,718
PROPERTY AND EQUIPMENT, NET
 AT COST                                                    7,411       7,693
OTHER ASSETS                                                   80          84
                                                          -------     -------
                                                          $44,904     $49,495
                                                          -------     -------
                                                          -------     -------
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                $ 9,456     $10,782
  Billings in excess of costs and estimated
   earnings on contracts in progress                        8,066       7,505
  Lines of credit                                           1,841       5,696
  Current portion of long-term obligations                    623         623
                                                          -------     -------
      Total current liabilities                            19,986      24,606
LONG TERM OBLIGATIONS, less current portion                 1,578       1,730
DEFERRED INCOME TAX LIABILITY                                 220         221

COMMITMENTS AND CONTINGENCIES                                   -           -

SHAREHOLDERS' EQUITY
  Preferred stock, authorized 10,000,000 shares of
   $.01 par value; none issued and outstanding                  -           -
  Common stock, authorized 50,000,000 shares of
   $.01 par value; issued and outstanding 12,396,730
   shares                                                     124         124
  Additional paid-in-capital                               15,188      15,188
  Retained earnings                                         7,808       7,626
                                                          -------     -------
      Total shareholders' equity                           23,120      22,938
                                                          -------     -------
                                                          $44,904     $49,495
                                                          -------     -------
                                                          -------     -------

           See accompanying notes to condensed financial statements.

                            Daw Technologies, Inc.

                       CONDENSED STATEMENTS OF EARNINGS
                                 (Unaudited)
                      (in thousands, except share data)

                                                     Three months ended
                                                          March 31,
                                                   ----------------------
                                                      1997          1996
                                                    -------       -------
Contract revenue                                    $16,795       $23,383

Cost of contracts                                    14,212        20,272
                                                    -------       -------
    Gross profit                                      2,583         3,111
                                                    -------       -------
Selling, general and administrative expenses          2,076         1,996
Research and development                                 74            32
Depreciation and amortization                           106            97
                                                    -------       -------
                                                      2,256         2,125
                                                    -------       -------
    Earnings from operations                            327           986

Other income (expense)
    Interest expense                                   (113)         (121)
    Other income, net                                    76           131
                                                    -------       -------
                                                        (37)           10
                                                    -------       -------

    Earnings before income taxes                        290           996

Income taxes                                           (108)         (378)
                                                    -------       -------
    NET EARNINGS                                    $   182       $   618
                                                    -------       -------
                                                    -------       -------
Earnings per share                                  $  0.01       $  0.05

Weighted average common shares outstanding       12,396,730    12,330,254


       See accompanying notes to condensed financial statements.
                                     2

                            Daw Technologies, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                       (in thousands, except share data)

                                                        Three months ended
                                                             March 31,
                                                        ------------------
                                                          1997       1996
                                                        -------    -------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net earnings                                        $   182    $   618
    Adjustments to reconcile net earnings
     to net cash provided by (used in) operating
     activities
      Depreciation and amortization                         426        386
      Provision for losses on contracts receivable          100         43
      Deferred taxes                                          2          -
      Changes in assets and liabilities
        Contracts receivable                               (120)    (5,011)
        Costs and estimated earnings in excess
         of billings on contracts in progress             2,785       (343)
        Inventories                                         313     (1,157)
        Other current assets                                435        110
        Accounts payable and accrued liabilities         (1,065)    (1,442)
        Income taxes payable                               (261)       323
        Billings in excess of costs and estimated
         earnings on contracts in progress                  561      1,914
        Other assets                                          4         (9)
                                                        -------    -------
      Net cash provided by (used in)
       operating activities                               3,362     (4,568)
                                                        -------    -------
  Cash flows from investing activities
    Payments for purchase of property
     and equipment                                         (144)      (862)
                                                        -------    -------

                                (continued)
          See accompanying notes to condensed financial statements.
                                     3

                               Daw Technologies, Inc.

                                     (Unaudited)
                          (in thousands, except share data)

                                                         Three months ended
                                                              March 31,
                                                      ----------------------
                                                         1997         1996
                                                      --------      --------
Cash flows from financing activities
  Net change in line of credit                         (3,855)        1,444
  Payments of long-term debt                                -           (22)
  Payments of obligations under
    capital leases                                       (152)         (128)
                                                      -------       -------
      Net cash provided by (used in)
        financing activities                           (4,007)        1,294
                                                      -------       -------
      Net decrease in cash and
        cash equivalents                                 (789)       (4,136)

  Cash and cash equivalents at beginning of period      3,258         5,885
                                                      -------       -------
  Cash and cash equivalents at end of period          $ 2,469       $ 1,749
                                                      -------       -------
                                                      -------       -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR
  Interest                                            $   113       $   121
  Income taxes                                            368             -




            See accompanying notes to condensed financial statements.

                               Daw Technologies, Inc.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)
                          (in thousands, except share data)

    1.   INTERIM CONDENSED FINANCIAL STATEMENTS

    The accompanying unaudited condensed financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months ended March 31, 1997 should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

    2.   EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

    3.   RECLASSIFICATIONS

    Certain reclassifications have been made to the financial statments for the three months ended March 31, 1996, to conform to the 1997 presentation.

    4.   LINES OF CREDIT

    At March 31, 1997, the Company had lines of credit totaling $11.5 million, of which $9.7 million was available at the end of the quarter. Amounts drawn under the lines bear interest at a commercial loan variable rate index (8.50% at March 31, 1997) and are due no later than June 1, 1997, with options to renew on an annual basis. The lines are secured by contracts receivable and inventories. The Company had borrowings under the lines of $1,841 and $5,696 as of March 31, 1997, and December 31, 1996, respectively. The lines of credit agreements contain restrictive covenants imposing limitations on payments on cash dividends, purchases or redemptions of capital stock, indebtedness and other matters.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

    The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

    The Company is an integrated systems solution provider of cleanrooms and cleanroom component systems for the semiconductor industry. In recent years, the Company has typically had one to five significant customers, each of which accounted for more than 10% of the Company's annual revenues; these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature. The semiconductor industry has been experiencing a cyclical downturn that began in 1996 and has continued through the first quarter of 1997. Industry analysts attribute the current downturn to overcapacity in the DRAM market, created by extensive capital spending from 1994 through the first quarter of 1996 by semiconductor manufacturers. Analysts believe the downturn is expected to be shorter than past downturns because of the continued robust forecast for personal computers through the end of the decade.

    The current industry downturn has resulted in lower capital spending by the semiconductor manufacturers during the third and fourth quarters of 1996 and the first quarter of 1997. Management believes the downturn will continue through the second and possibly the third quarters of 1997. However, the length and severity of the economic downturn is still subject to significant uncertainty. This has resulted in fewer contracts available to bid, a significant increase in price competition on contracts that were awarded, and reduced margins on such contracts. During the first quarter of 1997, the Company experienced fewer new contract awards resulting in a decrease in the Company's backlog from $53.8 million at March 31, 1996 to $21.0 million at March 31, 1997. Although the Company has experienced an increase in the contract bidding activity during the first quarter of 1997 compared to the last 2 quarters, management believes that the above-described events adversely affected its revenues and profitability in the first quarter of 1997 and anticipates the industry downturn will continue to adversely affect its revenues and profitability through the second quarter of 1997. If the industry downturn continues longer than current expectations, the Company experiences reductions or delays in contracts currently in progress, or the Company is not successful in securing contracts at reasonable gross margins that it is currently bidding on, the above-described events could have a significant impact on the Company's operations throughout the remainder of 1997.

    Although there is uncertainty surrounding the length and severity of this current downturn in the semiconductor industry, management believes that changes taking place in the industry should result in expanded capital expenditures in the long-term. In response to the current downturn, management has taken steps to reduce the Company's cost structure including a reduction in the Company's work force of approximately ten percent during the fourth quarter of 1996 and the first quarter of 1997. During the remainder of the downturn, management will monitor the Company's cost structure and take appropriate actions as considered necessary, but continue to develop state of the art cleanroom technology and provide world-class support to the Company's customers.

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

RESULTS OF OPERATIONS

                                        FOR THE THREE MONTHS
                                          ENDED MARCH 31,
                                      -------------------------
                                       1997              1996
                                      -------           -------
STATEMENTS OF EARNINGS DATA:
Contract revenue ...................  $16,795           $23,383
Cost of contracts ..................   14,212            20,272
                                      -------           -------
Gross profit .......................    2,583            3,111
                                      -------           -------
Selling, general and
  administrative expenses...........    2,076            1,996
Research and development ...........       74               32
Depreciation and amortization ......      106               97
                                      -------           -------
                                        2,256            2,125
                                      -------           -------
Earnings from operations ...........      327              986
Other income (expense), net ........      (37)              10
                                      -------           -------
Earnings before income taxes .......      290              996
Income taxes .......................     (108)            (378)
                                      -------           -------
Net earnings .......................  $   182           $   618
                                      -------           -------
                                      -------           -------

                                  MARCH 31, 1997   DECEMBER 31, 1996
                                  --------------   -----------------

BALANCE SHEETS DATA:
Cash and cash equivalents ..........  $ 2,469           $ 3,258
Working capital ....................   17,427            17,112
Total assets .......................   44,904            49,495
Total liabilities ..................   21,784            26,557
Total shareholder's equity .........   23,120            22,938

    Contract revenue for the first quarter of 1997 decreased by 28.2% to $16.8 million compared to $23.4 million for the first quarter of 1996. This decrease is attributed to the downturn in the semiconductor industry as more fully discussed above. The downturn has resulted in fewer contracts being worked on during the first quarter of 1997 compared with the first quarter of 1996.

    Gross profit for first quarter of 1997 decreased by 17.0% to $2.6 million from $3.1 million for the first quarter of 1996 but increased as a percentage of contract revenue to 15.4% for the first quarter of 1997 from 13.3% for the first quarter of 1996. The increase in gross profit as a percentage of revenue was primarily the result of continual improvement in the Company's manufacturing facility creating greater efficiencies and less costs to produce product and better project management resulting in less problems at the construction sites which allows the Company to install its product with less time and labor expense. In addition, contracts in process during the first quarter of 1997 were generally awarded at higher margins than those in process during the first quarter of 1996.

    Selling, general and administrative expenses for the first quarter of 1997 increased 4.0% to $2.1 million, or 12.4% of contract revenue, compared to $2.0 million, or 8.5% of contract revenue for the first quarter of 1996. The increase is the result of higher sales costs during the first quarter of 1997 compared to the first quarter of 1996. During the first quarter of 1997 the Company was involved with numerous proposals throughout the world.

    Research and development expense for the first quarter of 1997 increased 131.3% to $74,000 compared to $32,000 for the first quarter of 1996. The increase is the result of a more focused effort to develop innovative products, to be on the cutting edge of the 300 millimeter manufacturing facility technology and to modify existing products to be less expensive to produce and easier to install.

    Depreciation and amortization expense for the first quarter of 1997 increased to $106,000 compared to $97,000 for the first quarter of 1996. The majority of the increase is the result of leasehold improvements made in the second and third quarters of 1996 to expand and remodel the Company's facility.

    Interest expense for the first quarter of 1997 decreased to $113,000 compared to $121,000 for the first quarter of 1996. This decrease is directly related to decreased borrowings against the Company's credit line during the first quarter of 1997 compared to borrowings during the first quarter of 1996. The lines of credit variable interest rate at the end of the first quarter of 1997 was 8.50% as compared to 8.25% at the end of the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at March 31, 1997 was $17.4 million compared to $17.1 at December 31, 1996. This includes cash and cash equivalents of $2.5 million at March 31, 1997 and $3.3 million at December 31, 1996. The Company's operations generated $3.4 million of cash during the first quarter of 1997, compared to $4.6 million of cash used by operations during the first quarter of 1996. During the first quarter of 1997, the Company experienced an increase in receivables, but a decrease in costs and estimated earnings in excess of billings on contracts in progress, and inventories. In addition, the Company paid down accounts payable and accrued liabilities during the first quarter of 1997.

    At March 31, 1997, the Company had lines of credit totaling $11.5 million, of which $9.7 million was available at the end of the quarter. Amounts drawn under the lines bear interest at a commercial loan variable rate index (8.50% at March 31, 1997) and are due no later than June 1, 1997, with options to renew on an annual basis. The lines are secured by contracts receivable and inventories. The Company had borrowings under the lines of $1,841 and $5,696 as of March 31, 1997, and December 31, 1996, respectively. The lines of credit agreements contain restrictive covenants imposing limitations on payments on cash dividends, purchases or redemptions of capital stock, indebtedness and other matters.

    Management believes that existing cash balances, borrowings available under the line of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through March 31, 1998. However, in the event the Company experiences adverse operating performance or above-anticipated capital expenditure requirements, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms.

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

                             PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

               REGULATION S-K
               EXHIBIT NO.         DESCRIPTION
               ---------------     -----------

               27                  Financial Data Schedule


               (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1997.



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

                                       DAW TECHNOLOGIES, INC.
                                       ----------------------
                                             (Registrant)


                                By: /s/ DAVID R. GROW
                                    -----------------------------------
                                    Its: Chief Operating Officer and Secretary