Form 10-Q
period 1997-06-30
DAW TECHNOLOGIES INC /UT
filed 1997-08-11
CIK 882159

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

     or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     0-21818
                              --------------------
                              (Commission File No.)

                             DAW TECHNOLOGIES, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              UTAH                                              87-0464280
--------------------------------                            ------------------
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)

                               2700 SOUTH 900 WEST
                          SALT  LAKE CITY, UTAH  84119
       -----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code:  (801) 977-3100


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )


     As of August 11, 1997, the Registrant had 12,419,586 shares of Common Stock, $0.01 par value outstanding.








-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             Daw Technologies, Inc.

                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .   1


Item 1.   Financial Statements

          Condensed Balance Sheets - June 30, 1997 and December 31,
          1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1


          Condensed Statements of Earnings - Three months and six
          months ended June 30, 1997 and 1996. . . . . . . . . . . . . . . .   2


          Condensed Statements of Cash Flows - Six months ended June
          30, 1997  and 1996 . . . . . . . . . . . . . . . . . . . . . . . .   3


          Notes to Condensed Financial Statements. . . . . . . . . . . . . .   5


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . .   6


PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .  11


Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . .  11


Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  11


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                             Daw Technologies, Inc.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                   June 30,       Dec. 31,
                                                                     1997           1996
                                                                  ---------       ---------
                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $   2,671       $  3,258
  Contracts receivable, net                                          22,318         27,394
  Costs and estimated earnings in excess of billings
    on contracts in progress                                          4,473          7,169
  Inventories - raw materials                                         1,286          1,583
  Deferred income tax asset                                             216            318
  Other current assets                                                1,781          1,996
                                                                  ---------       ---------
       Total current assets                                          32,745         41,718

PROPERTY AND EQUIPMENT, NET
  AT COST                                                             7,110          7,693

OTHER ASSETS                                                            324             84
                                                                  ---------       ---------
                                                                    $40,179        $49,495
                                                                  ---------       ---------
                                                                  ---------       ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $  8,336        $10,782
  Billings in excess of costs and estimated
    earnings on contracts in progress                                 5,700          7,505
  Lines of credit                                                       695          5,696
  Current portion of long-term obligations                              623            623
                                                                  ---------       ---------
       Total current liabilities                                     15,354         24,606

LONG-TERM OBLIGATIONS, less current portion                           1,424          1,730

DEFERRED INCOME TAX LIABILITY                                           218            221

COMMITMENTS AND CONTINGENCIES                                            -              -

SHAREHOLDERS' EQUITY
  Preferred stock, authorized 10,000,000 shares of
    $.01 par value; none issued and outstanding                          -              -
  Common stock, authorized 50,000,000 shares of $.01 par
    value; issued and outstanding 12,419,586 shares at
    June 30, 1997 and 12,400,543 at December 31, 1996                   124            124
  Additional paid-in-capital                                         15,236         15,188
  Retained earnings                                                   7,823          7,626
                                                                  ---------       ---------
       Total shareholders' equity                                    23,183         22,938
                                                                  ---------       ---------
                                                                    $40,179        $49,495
                                                                  ---------       ---------
                                                                  ---------       ---------

            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)
                        (in thousands, except share data)

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                     June 30,
                                                ----------------------       ----------------------
                                                 1997           1996           1997           1996
                                                -------        -------        -------        -------
Contract revenue                                $16,463        $27,049        $33,258        $50,432

Cost of contracts                                14,065         24,112         28,277         44,415
                                                -------        -------        -------        -------
          Gross profit                            2,398          2,937          4,981          6,017
                                                -------        -------        -------        -------
Operating expenses

     Selling, general and administrative          2,118          2,227          4,193          4,193
     Research and development                        75             44            149             76
     Depreciation and amortization                  108             91            214            187
                                                -------        -------        -------        -------

                                                  2,301          2,362          4,556          4,456
                                                -------        -------        -------        -------

          Earnings from operations                   97            575            425          1,561

Other income (expense)

     Interest expense                               (98)          (181)          (211)          (303)
     Other income, net                               25            678            100            809
                                                -------        -------        -------        -------
                                                    (73)           497           (111)           506
                                                -------        -------        -------        -------
          Earnings before income taxes               24          1,072            314          2,067

Income taxes                                        ( 9)          (418)          (117)          (796)
                                                -------        -------        -------        -------

          NET EARNINGS                       $       15     $      654     $      197    $    1,271
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

Earnings per share                            $    0.00     $     0.05     $     0.02    $      0.10

Weighted average common
     shares outstanding                      12,411,968     12,337,870     12,404,348     12,334,104




            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)


                                                                             Six months ended
                                                                                 June 30,
                                                                        ---------------------------
                                                                          1997                1996
                                                                         -------             -------
Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
      Net earnings                                                       $   197             $ 1,271
      Adjustments to reconcile net earnings
         to net cash provided by (used in) operating
               activities
            Depreciation and amortization                                    856                 779
            Provision for losses on contracts receivable                      84                  83
            Deferred taxes                                                    99                   -
            Changes in assets and liabilities
               Contracts receivable                                        4,992              (9,032)
               Costs and estimated earnings in excess
                  of billings on contracts in progress                     2,696                 (10)
               Inventories                                                   297              (1,540)
               Other current assets                                          215                 119
               Accounts payable and accrued liabilities                   (2,097)              2,014
               Income taxes payable                                         (349)                519
               Billings in excess of costs and estimated
                  earnings on contracts in progress                       (1,805)                751
               Other assets                                                 (240)                (23)
                                                                         -------             -------
            Net cash provided by (used in)
               operating activities                                        4,945              (5,069)
                                                                         -------             -------
   Cash flows from investing activities
      Payments for purchase of property
         and equipment                                                      (273)             (1,865)
                                                                         -------             -------

                                  (continued)
            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                                   (Unaudited)
                        (in thousands, except share data)


                                                                          Six months ended
                                                                              June 30,
                                                                     ---------------------------
                                                                      1997                 1996
                                                                     ------               -----

Cash flows from financing activities
   Net change in lines of credit                                     (5,001)              4,535
   Payments of long-term debt                                         -                     (46)
   Proceeds from exercise of warrants and options                        48                  44
   Payments of obligations under
      capital leases                                                   (306)               (308)
                                                                     ------               -----
         Net cash provided by (used in)
               financing activities                                  (5,259)              4,225
                                                                     ------               -----

   Net decrease in cash and cash equivalents                           (587)             (2,709)

   Cash and cash equivalents at beginning of period                   3,258               5,885
                                                                     ------               -----

   Cash and cash equivalents at end of period                        $2,671              $3,176
                                                                     ------              ------
                                                                     ------              ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   CASH PAID DURING THE PERIOD FOR

   Interest                                                         $   211              $  303
   Income taxes                                                         368                 200















            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)

     1.   INTERIM CONDENSED FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months and six months ended June 30, 1997 and 1996 should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1996. The results of operations for the three months and six months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

     2.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company has not had a material impact on earnings per share. Options and warrants to purchase 743,100 shares of common stock at $2.50 to $3.50 a share were outstanding during the period. They were not included in the computation of earnings per share because the option's exercise prices were greater than the average market price of the common shares.

     3.   RECLASSIFICATIONS

     Certain reclassifications have been made to the financial statments for the three months and six months ended June 30, 1996, to conform to the 1997 presentation.

     4.   LINES OF CREDIT

     At June 30, 1997, the Company had lines of credit totaling $11.5 million, of which $10.8 million was available at the end of the quarter. Amounts drawn under the lines bear interest at a commercial loan variable rate index (8.50% at June 30, 1997) and are due no later than June 30, 1998, with options to renew on an annual basis. The lines are secured by contracts receivable and inventories. The Company had borrowings under the lines of $695 and $5,696 as of June 30, 1997, and December 31, 1996, respectively. The lines of credit agreements contain restrictive covenants imposing limitations on payments on cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. As of June 30, 1997 the Company is in compliance with these covenants.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

     The Company is an integrated systems solution provider of cleanrooms and cleanroom component systems for the semiconductor industry. In recent years, the Company has typically had one to five significant customers, each of which accounted for more than 10% of the Company's annual revenues; these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature. The semiconductor industry continues to be adversely affected by a cyclical downturn that began in 1996. Analysts believe the downturn is expected to be shorter than past downturns because of the continued robust forecast for personal computers through the end of the decade.

     The current industry downturn has resulted in lower capital spending by the semiconductor manufacturers during the third and fourth quarters of 1996 and the first and second quarters of 1997. Management believes the downturn will continue through the third and possibly the fourth quarters of 1997. However, the length and severity of the economic downturn is still subject to significant uncertainty. The downturn has resulted in fewer contracts available to bid, a significant increase in price competition on contracts that were awarded, and reduced margins on such contracts. During the second quarter of 1997, the Company experienced fewer new contract awards resulting in a decrease in the Company's backlog from $78.0 million at June 30, 1996 to $14.2 million at June 30, 1997. Although the Company has experienced an increase in the contract bidding activity during the first six months of 1997 compared to the last six months of 1996, management believes that the above-described events adversely affected its revenues and profitability in the second quarter of 1997 and anticipates the industry downturn will continue to adversely affect its revenues and profitability through the third and possibly the fourth quarters of 1997.

     Although there is uncertainty surrounding the length and severity of this current downturn in the semiconductor industry, management continues to believe that changes taking place in the industry should result in expanded capital expenditures in the long-term. In response to the current downturn, management has taken steps to reduce the Company's cost structure including a reduction in the Company's work force of more than thirty percent during the first two quarters of 1997. During the remainder of the downturn, management will monitor the Company's cost structure and take appropriate actions as considered necessary, but continue to develop state of the art cleanroom technology and provide world-class support to the Company's customers.

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

RESULTS OF OPERATIONS (in thousands, except share data)


                                           FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                              ENDED JUNE 30,                ENDED JUNE 30,
                                          ----------------------        ----------------------
                                            1997           1996           1997          1996
                                          --------       --------       --------       --------
STATEMENT OF OPERATIONS DATA:
Contract revenue . . . . . . . . . . .    $ 16,463       $ 27,049       $ 33,258       $ 50,432
Cost of contracts  . . . . . . . . . .      14,065         24,112         28,277         44,415
                                          --------       --------       --------       --------
Gross profit . . . . . . . . . . . . .       2,398          2,937          4,981          6,017
                                          --------       --------       --------       --------
Selling, general and
    administrative expenses  . . . . .       2,118          2,227          4,193          4,193
Research and development . . . . . . .          75             44            149             76
Depreciation and
    amortization . . . . . . . . . . .         108             91            214            187
                                          --------       --------       --------       --------
                                             2,301          2,362          4,556          4,456
                                          --------       --------       --------       --------
Earnings from operations . . . . . . .          97            575            425          1,561
Other income, net  . . . . . . . . . .         (73)           497           (111)           506
                                          --------       --------       --------       --------
Earnings before income taxes . . . . .          24          1,072            314          2,067
Income taxes . . . . . . . . . . . . .          (9)          (418)          (117)          (796)
                                          --------       --------       --------       --------
Net earnings . . . . . . . . . . . . .       $  15         $  654         $  197       $  1,271
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------

Earnings per share . . . . . . . . . .     $  0.00        $  0.05        $  0.02        $  0.10


                                           -------------------------
                                           JUNE 30,     DECEMBER 31,
                                             1997           1996
                                           -------      ------------
BALANCE SHEET DATA:
Cash and cash equivalents                  $ 2,671        $ 3,258
Working capital                             17,391         17,112
Total assets                                40,179         49,495
Total liabilities                           16,996         26,557
Total shareholders equity                   23,183         22,938

     Contract revenue for the second quarter of 1997 decreased by 39.1% to $16.5 million compared to $27.0 million for the second quarter of 1996. Contract revenue for the six months ended June 30, 1997 decreased by 34.1% to $33.3 million compared to $50.4 million for the six months ended June 30, 1996. This decrease is attributed to the downturn in the semiconductor industry as more fully discussed above. The downturn has resulted in fewer contracts being worked on during the first two quarters of 1997 compared with the first two quarters of 1996.

     Gross profit for the second quarter of 1997 decreased by 18.4% to $2.4 million from $2.9 million for the second quarter of 1996 and increased as a percentage of contract revenue to 14.6% for the second quarter of 1997 from 10.9% for the second quarter of 1996. Gross profit for the six months ended June 30, 1997 decreased by 17.2% to $5.0 million from $6.0 million for the six months ended June 30, 1996 and increased as a percentage of contract revenue to 15.0% for the six months ended June 30, 1997 from 11.9% for the six months ended June 30, 1996. The increase in gross profit as a percentage of revenue was primarily the result of continual improvement in the Company's manufacturing facility creating greater efficiencies and less costs to produce product and better project management resulting in less problems at the construction sites which allows the Company to install its product with less time and labor expense. In addition, contracts in process during the second quarter of 1997 were generally awarded at higher margins than those in process during the second quarter of 1996. Due to the current industry downturn and increased competition, the Company does not expect to maintain these gross margins through the remainder of 1997.

     Selling, general and administrative expenses for the second quarter of 1997 decreased by 4.9% to $2.1 million compared to $2.2 million for the second quarter of 1996, but increased as a percentage of contract revenue to 12.9% for the second quarter of 1997 from 8.2% for the second quarter of 1996. The decrease in selling, general and administrative expenses for the second quarter of 1997 compared to the second quarter of 1996 is the result of reduced headcount. For the six months ended June 30, 1997, selling, general and administrative expenses remained equal as compared to the same period during 1996, but increased as a percentage of contract revenue to 12.6% for the six months ended June 30, 1997 from 8.3% for the six months ended June 30, 1996. Selling, general and administrative expenses remained the same during the six month periods ended June 30, 1997 and 1996, as a result of the net effect of a decrease in selling, general, and administrative headcount noted above and an increase in sales costs during the first quarter of 1997 compared to the first quarter of 1996. During the first quarter of 1997 the Company was involved in numerous sales proposals throughout the world.

     Research and development expense for the second quarter of 1997 increased 70.5% to $75,000 compared to $44,000 for the second quarter of 1996. Research and development expense for the six months ended June 30, 1997 increased 96.1% to $149,000 compared to $76,000 for the six months ended June 30, 1996. The increase is the result of a more focused effort to develop innovative products, to be on the cutting edge of the 300 millimeter manufacturing facility technology and to modify existing products to be less expensive to produce and easier to install.

     Depreciation and amortization expense for the second quarter of 1997 increased 18.7% to $108,000 compared to $91,000 for the second quarter of 1996. Depreciation and amortization expense for the six months ended June 30, 1997 increased 14.4% to $214,000 compared to $187,000 for the six months ended June 30, 1996. The majority of the increase is the result of leasehold improvements made in the second and third quarters of 1996 to expand and remodel the Company's facility.

     Interest expense for the second quarter of 1997 decreased 45.9% to $98,000 compared to $181,000 for the second quarter of 1996. Interest expense for the six months ended June 30, 1997 decreased 30.4% to $211,000 compared to $303,000 for the six months ended June 30, 1996. This decrease is directly related to decreased borrowings against the Company's credit lines during the second quarter of 1997 compared to borrowings during the
second quarter of 1996.   The lines of credit variable interest rate at the
end of the second quarter of 1997 was 8.50% as compared to 8.25% at the end of the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1997 was $17.4 million compared to $17.1 at December 31, 1996. This includes cash and cash equivalents of $2.7 million
at June 30, 1997 and $3.3 million at December 31, 1996.   The Company's
operations generated $4.9 million of cash during the six months ended June 30, 1997, compared to $5.1 million of cash used in operations during the six months ended June 30, 1996. During the six months ended June 30, 1997, the Company experienced a decrease in receivables, in costs and estimated earnings in excess of billings on contracts in progress, and inventories. In addition, the Company paid down accounts payables, accrued liabilities, and lines of credit, and experienced a decrease in billings in excess of costs and estimated earnings on contracts in progress during the six months ended June 30, 1997.

     At June 30, 1997, the Company had lines of credit totaling $11.5 million, of which $10.8 million was available at the end of the quarter. Amounts drawn under the lines bear interest at a commercial loan variable rate index (8.50% at June 30, 1997) and are due no later than June 30, 1998 with options to renew on an annual basis. The lines are secured by contracts receivable and inventories. The Company had borrowings under the lines of $695 and $5,696 as of June 30, 1997, and December 31, 1996, respectively. The lines of credit agreements contain restrictive covenants imposing limitations on payments on cash dividends, purchases or redemptions of capital stock, indebtedness and other matters.

     Management believes that existing cash balances, borrowings available under the lines of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through June 30, 1998. However, in the event the Company experiences adverse operating performance or above-anticipated capital expenditure requirements, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms.

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

                           PART II - OTHER INFORMATION


Item 4: Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on May 28, 1997. The shareholders elected the following Board of Directors to serve for one year:

                                          Shares
     Name                                Voted For
     ----                               ----------
     Ronald W. Daw                      10,045,569
     Charles L. Bates, Jr.              10,050,849
     Robert G. Chamberlain              10,054,399
     James S. Jardine                   10,045,149
     Robert J. Frankenberg              10,045,569


The shareholders also ratified the appointment of Grant Thornton LLP as independent auditors for fiscal year 1997 by a vote of 10,073,753 for, 48,095 against and 16,320 abstained.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          Regulation S-K
          Exhibit No.                   Description
          ------------------            ---------------------------------------

          27                            Financial Data Schedule

          ------------------

          (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1997.

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

                                   DAW TECHNOLOGIES, INC.
                                   ----------------------
                                   (Registrant)


                                    By:     /s/  David R. Grow
                                        -------------------------------
                                    David R. Grow
                                    It's: Chief Operating Officer and Secretary