Form 10-Q
period 1997-09-30
DAW TECHNOLOGIES INC /UT
filed 1997-11-10
CIK 882159

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

    or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                                    0-21818
                             ---------------------
                             (Commission File No.)


                             DAW TECHNOLOGIES, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


              UTAH                                               87-0464280
---------------------------------                            -------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


                               2700 SOUTH 900 WEST
                           SALT LAKE CITY, UTAH  84119
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

     Registrant's telephone number, including area code:  (801) 977-3100



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    As of November 10, 1997, the Registrant had 12,419,586 shares of Common Stock, $0.01 par value outstanding.





--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            Daw Technologies, Inc.

                              TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  1


Item 1.  Financial Statements

         Condensed Balance Sheets - September 30, 1997
         and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . .  1

         Condensed Statements of Earnings - Three months
         and nine months ended September 30, 1997 and 1996. . . . . . . . . .  2

         Condensed Statements of Cash Flows - Nine months
         ended September 30, 1997 and 1996. . . . . . . . . . . . . . . . . .  3


         Notes to Condensed Financial Statements. . . . . . . . . . . . . . .  5


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .  7



PART II OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . 12


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 12


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             Daw Technologies, Inc.

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                        (in thousands, except share data)


                                                 Sept. 30,     Dec. 31,
                                                   1997          1996
                                                 --------      -------
                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $ 4,326       $ 3,258
  Contracts receivable, net                       16,700        27,394
  Costs and estimated earnings in excess
    of billings on contracts in progress           5,610         7,169
  Inventories - raw materials                      1,324         1,583
  Deferred income tax asset                          216           318
  Other current assets                             1,334         1,996
                                                 -------       -------
      Total current assets                        29,510        41,718
PROPERTY AND EQUIPMENT, NET
  AT COST                                          6,726         7,693
OTHER ASSETS                                         311            84
                                                 -------       -------
                                                 $36,547       $49,495
                                                 -------       -------
                                                 -------       -------

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities       $ 8,330       $10,782
  Billings in excess of costs and estimated
    earnings on contracts in progress              2,839         7,505
  Lines of credit                                     39         5,696
  Current portion of long-term obligations           623           623
                                                 -------       -------
      Total current liabilities                   11,831        24,606
LONG-TERM OBLIGATIONS, less current portion        1,267         1,730
DEFERRED INCOME TAX LIABILITY                        217           221

COMMITMENTS AND CONTINGENCIES                          -             -

SHAREHOLDERS' EQUITY
  Preferred stock, authorized 10,000,000
    shares of $.01 par value; none issued
    and outstanding                                    -             -
  Common stock, authorized 50,000,000 shares
    of $.01 par value; issued and outstanding
    12,419,586 shares at September 30, 1997
    and 12,400,543 at December 31, 1996              124           124
  Additional paid-in-capital                      15,236        15,188
  Retained earnings                                7,872         7,626
                                                 -------       -------
      Total shareholders' equity                  23,232        22,938
                                                 -------       -------
                                                 $36,547       $49,495
                                                 -------       -------
                                                 -------       -------



           See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                        CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)
                        (in thousands, except share data)

                                            Three Months Ended          Nine months Ended
                                               September 30,               September 30,
                                          ---------------------       ---------------------
                                            1997          1996          1997          1996
                                          -------       -------       -------       -------
Contract revenue                          $11,453       $30,009       $44,711       $80,441

Cost of contracts                           9,417        25,847        37,694        70,262
                                          -------       -------       -------       -------

    Gross profit                            2,036         4,162         7,017        10,179
                                          -------       -------       -------       -------

Operating expenses
  Selling, general and administrative       1,833         2,305         6,027         6,497
  Research and development                     49            43           197           119
  Depreciation and amortization               108           101           322           289
                                          -------       -------       -------       -------
                                            1,990         2,449         6,546         6,905
                                          -------       -------       -------       -------

    Earnings from operations                   46         1,713           471         3,274

Other income (expense)
  Interest expense                            (54)         (163)         (265)         (466)
  Other income, net                            86            45           187           854
                                          -------       -------       -------       -------

                                               32          (118)          (78)          388
                                          -------       -------       -------       -------

    Earnings before income taxes               78         1,595           393         3,662

Income taxes                                   30           580           147         1,376
                                          -------       -------       -------       -------

    NET EARNINGS                          $    48       $ 1,015       $   246       $ 2,286
                                          -------       -------       -------       -------
                                          -------       -------       -------       -------

Earnings per share                        $  0.00       $  0.08       $  0.02       $  0.18

Weighted average common
  shares outstanding                   12,419,586    12,350,550    12,409,429    12,339,598


           See accompanying notes to condensed financial statements.

                            Daw Technologies, Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                       (in thousands, except share data)


                                                             Nine months ended
                                                               September 30,
                                                           --------------------
                                                             1997        1996
                                                           -------     --------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net earnings                                           $   246     $  2,286
    Adjustments to reconcile net earnings
      to net cash provided by (used in) operating
      activities
        Depreciation and amortization                        1,261        1,186
        Provision for losses on contracts receivable            84          228
        Deferred taxes                                          98            -
        Changes in assets and liabilities
          Contracts receivable                              10,610      (12,904)
          Costs and estimated earnings in excess
            of billings on contracts in progress             1,559          898
          Inventories                                          259       (1,245)
          Other current assets                                 662          (10)
          Accounts payable and accrued liabilities          (2,062)       1,486
          Income taxes payable                                (390)         919
          Billings in excess of costs and estimated
            earnings on contracts in progress               (4,666)       3,890
          Other assets                                        (227)         (23)
                                                           -------     --------

        Net cash provided by (used in)
          operating activities                               7,434       (3,289)
                                                           -------     --------

  Cash flows from investing activities
    Payments for purchase of property
      and equipment                                           (294)      (2,476)
                                                           -------     --------





                                 (continued)
           See accompanying notes to condensed financial statements.

                           Daw Technologies, Inc.

                                 (Unaudited)
                       (in thousands, except share data)


                                                            Nine months ended
                                                              September 30,
                                                           -------------------
                                                             1997        1996
                                                           -------     -------
  Cash flows from financing activities
    Net change in lines of credit                           (5,657)      3,485
    Payments of long-term debt                                   -         (68)
    Proceeds from exercise of warrants and options              48          81
    Payments of obligations under
      capital leases                                          (463)       (456)
                                                           -------     -------
        Net cash provided by (used in)
          financing activities                              (6,072)      3,042
                                                           -------     -------

  Net increase (decrease) in cash and cash equivalents       1,068      (2,723)

  Cash and cash equivalents at beginning of period           3,258       5,885
                                                           -------     -------

  Cash and cash equivalents at end of period               $ 4,326     $ 3,162
                                                           -------     -------
                                                           -------     -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR

  Interest                                                 $   265     $   466
  Income taxes                                                 438         423










           See accompanying notes to condensed financial statements.

                            Daw Technologies, Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                       (in thousands, except share data)

    1.   INTERIM CONDENSED FINANCIAL STATEMENTS

    The accompanying unaudited condensed financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months and nine months ended September 30, 1997 and 1996 should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1996. The results of operations for the three months and nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

    2.   EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company has not had a material impact on earnings per share. Options and warrants to purchase 743,100 shares of common stock at $2.50 to $3.50 a share were outstanding during the period ended September 30, 1997. They were not included in the computation of earnings per share because the option's exercise prices were greater than the average market price of the common shares.

    3.   RECLASSIFICATIONS

    Certain reclassifications have been made to the financial statements for the three months and nine months ended September 30, 1996, to conform to the 1997 presentation.

    4.   LINES OF CREDIT

    At September 30, 1997, the Company had lines of credit totaling $11.5 million, of which $11.4 million was available at the end of the quarter. Amounts drawn under the lines bear interest at a commercial loan variable rate index (8.50% at September 30, 1997) and are due no later than June 30, 1998, with options to renew on an annual basis. The lines are collateralized by contracts receivable and inventories. The Company had borrowings under the lines of $39,000 and $5.7 million as of September 30, 1997, and December 31, 1996, respectively. The lines of credit agreements contain restrictive covenants imposing limitations on payments on cash dividends, purchases or redemptions of capital stock, indebtedness and other matters.

    5.   RECENTLY ISSUED ACCOUNTING STATEMENTS NOT YET ADOPTED.

    COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income." SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains, and losses that bypass the statement of earnings and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investment securities. SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior period financial statements presented for comparative purposes.

    DISCLOSURE OF SEGMENTS. Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement requires an entity to report financial and descriptive information about their reportable operating segments. An operating segment is a component of an entity for which financial information is developed and evaluated by the entity's chief operating decision maker to assess performance and to make decisions about resource allocation. Entities are required to report segment profit or loss, certain specific revenue and expense items and segment assets based on financial information used internally for evaluating performance and allocating resources. This statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

    Management does not believe that the adoption of SFAS 130 and SFAS 131 will have a material effect on the Company's financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

    The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

    The Company is an integrated systems solution provider of cleanrooms and cleanroom component systems for the semiconductor industry. In recent years, the Company has typically had one to five significant customers, each of which accounted for more than 10% of the Company's annual revenues; these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature and continues to be adversely affected by a cyclical downturn that began in 1996.

    The current industry downturn has resulted in lower capital spending by the semiconductor manufacturers during the third and fourth quarters of 1996 and through the first three quarters of 1997. Management believes the downturn is nearing its end but may continue through the fourth quarter of 1997. However, as a result of the sales bidding process a recovery is beginning. How quickly any recovery will take place is still subject to significant uncertainty. The downturn has resulted in fewer contracts available to bid, a significant increase in price competition on contracts that were awarded, and reduced margins on such contracts. During the third quarter of 1997, the Company experienced fewer new contract awards resulting in a decrease in the Company's backlog from $41.9 million at September 30, 1996 to $15.0 million at September 30, 1997. Although the Company has experienced an increase in the contract bidding activity during the third quarter of 1997 compared to each of the last four quarters, management believes that the above-described events adversely affected its revenues and profitability in the third quarter of 1997 and anticipates the industry downturn will continue to adversely affect its revenues and profitability through the fourth quarter of 1997.

    Although there is uncertainty surrounding the timing of a recovery in the semiconductor industry, management continues to believe that changes taking place in the industry should result in expanded semiconductor industry capital expenditures in the long-term. In response to the current downturn, management has taken steps to reduce the Company's cost structure including a reduction in the Company's work force of more than thirty percent during 1997. During the remainder of the year, management will monitor the Company's cost structure and take appropriate actions as considered necessary, but continue to develop state of the art cleanroom technology and provide world-class support to the Company's customers.

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

RESULTS OF OPERATIONS (in thousands, except share data)


                                       FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                        ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                       --------------------     -------------------
                                          1997        1996        1997       1996
                                       --------     -------     -------    --------
STATEMENT OF OPERATIONS DATA:
Contract revenue . . . . . . . . . .   $ 11,453     $30,009     $44,711    $80,441
Cost of contracts. . . . . . . . . .      9,417      25,847      37,694     70,262
                                       --------     -------     -------    -------
Gross profit . . . . . . . . . . . .      2,036       4,162       7,017     10,179
                                       --------     -------     -------    -------
Selling, general and
  administrative expenses. . . . . .      1,833       2,305       6,027      6,497
Research and development . . . . . .         49          43         197        119
Depreciation and amortization. . . .        108         101         322        289
                                       --------     -------     -------    -------
                                          1,990       2,449       6,546      6,905
                                       --------     -------     -------    -------
Earnings from operations . . . . . .         46       1,713         471      3,274
Other income, net. . . . . . . . . .         32        (118)        (78)       388
                                       --------     -------     -------    -------
Earnings before income taxes . . . .         78       1,595         393      3,662
Income taxes . . . . . . . . . . . .         30         580         147      1,376
                                       --------     -------     -------    -------
Net earnings . . . . . . . . . . . .   $     48     $ 1,015     $   246    $ 2,286
                                       --------     -------     -------    -------
                                       --------     -------     -------    -------

Earnings per share . . . . . . . . .   $   0.00     $  0.08     $  0.02    $  0.18

                                       SEPTEMBER 30,   DECEMBER 31,
                                           1997            1996
                                       ------------    -----------
BALANCE SHEET DATA:
Cash and cash equivalents. . . . . .     $  4,326        $ 3,258
Working capital. . . . . . . . . . .       17,679         17,112
Total assets . . . . . . . . . . . .       36,547         49,495
Total liabilities. . . . . . . . . .       13,315         26,557
Total shareholders equity. . . . . .       23,232         22,938


    Contract revenue for the third quarter of 1997 decreased by 61.8% to $11.5 million compared to $30.0 million for the third quarter of 1996. Contract revenue for the nine months ended September 30, 1997 decreased by 44.4% to $44.7 million compared to $80.4 million for the nine months ended September 30, 1996. This decrease is attributed to the downturn in the semiconductor industry as more fully discussed above. The downturn has resulted in fewer contracts being worked on during the nine months ended September 30, 1997 compared with the nine months ended September 30, 1996.

    Gross profit for the third quarter of 1997 decreased by 51.1% to $2.0 million from $4.2 million for the third quarter of 1996 and increased as a percentage of contract revenue to 17.8% for the third quarter of 1997 from 13.9% for the third quarter of 1996. Gross profit for the nine months ended September 30, 1997 decreased by 31.1% to $7.0 million from $10.2 million for the nine months ended September 30, 1996 and increased as a percentage of contract revenue to 15.7% for the nine months ended September 30, 1997 from 12.7% for the nine months ended September 30, 1996. The increase in gross profit as a percentage of revenue was primarily the result of continual improvement in the Company's manufacturing facility creating greater efficiencies and less costs to produce product and better project management resulting in less problems at the construction sites which allows the Company to install its product with less time and labor expense. In addition, the Company completed a contract in the Asia/Pacific Rim region that resulted in numerous one-time project cost savings that allowed the project to generate a higher than expected gross margin. Due to the current industry downturn and increased competition, the Company does not expect to maintain these gross margins through the remainder of 1997.

    Selling, general and administrative expenses for the third quarter of 1997 decreased by 20.5% to $1.8 million compared to $2.3 million for the third quarter of 1996, but increased as a percentage of contract revenue to 16.0% for the third quarter of 1997 from 7.7% for the third quarter of 1996. The decrease in selling, general and administrative expenses for the third quarter of 1997 compared to the third quarter of 1996 is the result of reduced sales and marketing expenses and overall reduced headcount. For the nine months ended September 30, 1997, selling, general and administrative expenses decreased by 7.2% to $6.0 million compared to $6.5 million for the nine months ended September 30, 1996, but increased as a percentage of contract revenue to 13.5% for the nine months ended September 30, 1997, from 8.1% for the nine months ended September 30, 1996. Selling, general and administrative expenses decreased during the nine month period ended September 30, 1997, as a result of a decrease in selling, general, and administrative headcount noted above and a decrease in sales and marketing expense during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

    Research and development expense for the third quarter of 1997 increased 14.0% to $49,000 compared to $43,000 for the third quarter of 1996. Research and development expense for the nine months ended September 30, 1997 increased 65.5% to $197,000 compared to $119,000 for the nine months ended September 30, 1996. The increase is the result of a more focused effort to develop innovative products, to be on the cutting edge of the 300 millimeter manufacturing facility technology and to modify existing products to be less expensive to produce and easier to install. The Company expects to continue its focused research and development effort as noted above.

    Depreciation and amortization expense for the third quarter of 1997 increased 6.9% to $108,000 compared to $101,000 for the third quarter of 1996. Depreciation and amortization expense for the nine months ended September 30, 1997 increased 11.4% to $322,000 compared to $289,000 for the nine months ended September 30, 1996. The majority of the increase is the result of leasehold improvements made in the second and third quarters of 1996 to expand and remodel the Company's facility.

    Interest expense for the third quarter of 1997 decreased 66.9% to $54,000 compared to $163,000 for the third quarter of 1996. Interest expense for the nine months ended September 30, 1997 decreased 43.1% to $265,000 compared to $466,000 for the nine months ended September 30, 1996. This decrease is directly related to decreased borrowings against the Company's credit lines during the third quarter of 1997 compared to borrowings during the third
quarter of 1996.   The lines of credit variable interest rate at the end of
the third quarter of 1997 and 1996 was 8.5%.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at September 30, 1997 was $17.7 million compared to $17.1 million at December 31, 1996. This includes cash and cash equivalents of $4.3 million at September 30, 1997 and $3.3 million at December 31, 1996.
The Company's operations generated $7.4 million of cash during the nine months ended September 30, 1997, compared to $3.3 million of cash used in operations during the nine months ended September 30, 1996. During the nine months ended September 30, 1997, the Company experienced a decrease in receivables and costs and estimated earnings in excess of billings on contracts in progress, but a decrease in inventories. In addition, the Company paid down accounts payables, accrued liabilities, and lines of credit, and experienced a decrease in billings in excess of costs and estimated earnings on contracts in progress during the nine months ended September 30, 1997.

    At September 30, 1997, the Company had lines of credit totaling $11.5 million, of which $11.4 million was available at the end of the quarter. Amounts drawn under the lines bear interest at a commercial loan variable rate index (8.50% at September 30, 1997) and are due no later than June 30, 1998 with options to renew on an annual basis. The lines are collateralized by contracts receivable and inventories. The Company had borrowings under the lines of $39,000 and $5.7 million as of September 30, 1997, and December 31, 1996, respectively. The lines of credit agreements contain restrictive covenants imposing limitations on payments on cash dividends, purchases or redemptions of capital stock, indebtedness and other matters.

    Management believes that existing cash balances, borrowings available under the lines of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through September 30, 1998. However, in the event the Company experiences adverse operating performance or above-anticipated capital expenditure requirements, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms.

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

                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Regulation S-K
         Exhibit No.                   Description
         --------------                -----------------------------------------

              27                       Financial Data Schedule

         --------------

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DAW TECHNOLOGIES, INC.
                                       ---------------------------------
                                       (Registrant)


                                       By: /s/ David R. Grow
                                           -----------------------------
                                           David R. Grow
                                           It's: Chief Operating Officer
                                                 and Secretary