Form 10-K
period 1997-12-31
DAW TECHNOLOGIES INC /UT
filed 1998-03-30
CIK 882159

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                             DAW TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            UTAH                        0-21818                   87-0464280
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

                                 Title of Class
                          Common Stock, $0.01 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on March 25, 1998, was approximately $17,449,000. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of March 26, 1998, the Registrant had 12,407,977 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 27, 1998 is incorporated by reference in Part III of this report.

                                TABLE OF CONTENTS

PART I ....................................................................    1

Item 1. Business ..........................................................    1

Item 2. Properties ........................................................    7

Item 3. Legal Proceedings .................................................    8

Item 4. Submission of Matters to a Vote of Security Holders ...............    8

PART II ...................................................................    9

Item 5. Market for Registrant's Common Equity and Related Shareholder
        Matters ...........................................................    9

Item 6. Selected Financial Data ...........................................   10

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................   11

Item 8. Financial Statements and Supplementary Data .......................   15

Item 9. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure ..........................................   15

PART III ..................................................................   16

Item 10, 11, 12 and 13 ....................................................   16

PART IV. ..................................................................   17

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..   17

SIGNATURES ................................................................   19

FINANCIAL STATEMENTS ......................................................  F-1

Information contained in this Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996, which can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to risks and uncertainties that include, but are not limited to, those identified in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. Actual results may vary materially from expectations.

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

         Simplified Project Control. The Company's approach offers customers a single point of contact for the cleanroom, avoiding the need for the customer to coordinate the activities of multiple vendors. The Company believes that having one company design, manufacture and install the entire cleanroom facilitates coordination of the total construction.

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

         Expand International Business. Although the majority of the Company's revenues have been generated from projects in North America, revenues from international operations have increased over the last several years. The Company will continue to seek to increase revenues from international projects by expanding marketing efforts and bidding activities in the Asia/Pacific Rim region and Europe. To support its international expansion strategy, the Company has established design and engineering offices in Hsin-Chu, Taiwan, Livingston, Scotland and Aix-en-Provence, Southern France. Information concerning revenues summarized by geographical area is set forth in Note C of the footnotes to the financial statements.

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

         Component Systems.

         The Company manufactures all principal component systems which comprise an integrated cleanroom, including make-up and recirculating air handlers, fan-filter units, filtered ceiling systems, wall systems, and floor systems. These components may be sold either as part of a fully integrated cleanroom or as individual components for integration by non-affiliated installers. Components are manufactured of non-shedding materials to mitigate microscopic particles in the air stream that may have deleterious effects on the cleanroom.

         The Company's cleanroom component systems include the following:

         STRATUS(TM) Air Handlers. Stratus(TM) Air Handling Systems deliver quiet, efficient and conditioned prefiltered air to clean manufacturing facilities. The Company manufactures and installs recirculating air handling systems, make-up air handling systems and localized fan filter units. The Company's air handlers are designed to reduce noise, vibration and power consumption and meet stringent standards defined by the industry. The moving elements in a STRATUS(TM) recirculating air handler are balanced to less than 25 milli-inches per second of vibration and meet stringent noise standards. Fan and motor bearings are rated in excess of the industry standards for continuous, uninterrupted service. The Company offers digitally controlled systems that instruct the air handler to adapt to changes in temperature, relative humidity, pressure drop and other environmental factors using feedback from an array of specialty sensors.

         AIR-FRAME(TM) Ceiling Systems. AIR-FRAME(TM) Ceiling Systems are designed to provide ultra-clean air filtration and unidirectional airflow for cleanroom application. Each system fully integrates lighting, ionization and fire suppression into the ceiling modules for single point connection in the field. Modules can be fully welded or stick-built in sizes ranging from 1' x 1' to 10' x 24' and each are capable of supporting air handlers in excess of

4,000lbs. Individual modules can be configured as tunnels or as large ballrooms to form cleanrooms of virtually unlimited size and shape. The Company offers seven different ceiling schemes. Each is tailored to a particular cleanroom application to create optimal performance while maintaining absolute flexibility, facilitating rapid modifications to evolving cleanrooms. Precision modules (tolerance +0", -1/8") are custom-made of light weight precision-extruded aluminum (tolerance + or - .003") and finished with a nonshedding baked-on powder coat epoxy. Each module is carefully designed with all appropriate column notches and structural hanging points to match existing field conditions. Each module is taken directly off the powder coat line and placed in an on-site Class 10,000 clean packaging area where they are prewired, prelighted and clean packaged.

         The Company's lightweight aluminum modules permit installation by two men and yet are strong enough to support a 4000lb. hanging load from any point below the grid and a 250 lb. man-rating above the grid. Ceiling modules can be designed with each filter individually ducted or as a pressure plenum. Plenum sides can be closed or open to share airflow with adjacent plenums. Optional filter dampers can be provided for finite airflow control.

         The Company has developed, tested and refined the Flushlight(TM) and Flow Thru(TM) systems using a sophisticated computer airflow model. The airflow through the grid and light cavity eliminates the vortex created by the grid. A vortex caused by typical cleanroom ceiling systems is a turbulent zone below the ceiling grid members that captures particulate and permits particulate migration throughout the cleanroom.

NETWORK(TM) Wall Systems. NetWork(TM) Wall Systems separate cleanrooms into distinct airflow zones. Network(TM) offers five different wall systems: 2" studless self-supporting panels, -1/2" panel on aluminum stud, -1/4" batten panels on steel stud, -1/4" furring panels, and 1 -3/4" 3 in 1 wall. The 1 -3/4" wall can be: A. 1 -3/4" studless, self-supporting panels; B. 1 -3/4" panel on aluminum stud; or C. -1/4" panel on aluminum stud all fully compatible with one another. Each of these wall systems has been developed to permit any or all systems to be interfaced together maintaining a uniform appearance. A typical installation might use 1/4" panels furred over existing walls, 2" panels in the large ballroom areas and 1/2" panels on structural studs to support Air-Frame(TM) ceiling modules and Stratus(TM) air handlers. Each panel is constructed of .032" aluminum skins laminated to an aluminum honeycomb core and finished with a nonshedding baked-on powder coat epoxy. Panels are held to strict dimensional and structural tolerances with surface flatness varying less than + or - .032", panel length and width accurate to + or - .040" and deflection less than L/240 at 5 lbs. per square foot. The panel edge is gasketed to provide a seal between varying cleanroom zones. Their lightweight construction permits ease of installation and field modification for equipment penetrations and bulkheading. Walls are demountable and non-progressive, meaning individual panels may be removed or replaced without affecting surrounding panels.

         MATRIX(TM) Raised Access Flooring. MATRIX(TM) Raised Access Floors have been designed to meet the exacting air flow, structural and cleanliness requirements of Class 0.1 to Class 1000 cleanrooms. MATRIX(TM) floors provide maximum structural capability utilizing easily removable panels which meet the special material and airflow requirements of cleanrooms. MATRIX(TM) panels are available in a variety of finishes for corrosion resistance and conductivity requirements. The Company recently introduced the Vari-Span structural system, which reduces the number of pedestals needed to support the floor, allowing design freedom for an open waffle slab and frees under-floor space for additional process piping and conduits.

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

CUSTOMERS

         The Company's principal customers are microelectronics manufacturers. The Company has sold its component systems and cleanrooms to many of the world's leading semiconductor, disk drive, and flat panel display manufacturers. A major component of the Company's strategy is to develop long-term strategic relationships with such manufacturers. In addition, the Company sells component systems and cleanrooms to other manufacturers requiring ultra-clean environments.

         Because of the nature of the Company's business and the size of contracts it enters into with its customers, the Company typically has had one to three customers in each year which accounted for more than 10% each of revenues. Customers that account for a significant amount of revenues in one year, however, do not necessarily remain significant in subsequent years.

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

         The Company sells its products utilizing a direct sales force in North America and Europe. The Company uses independent sales representatives as well as its direct sales force in the Asia/Pacific Rim region. The Company has design and engineering offices in Livingston, Scotland and Aix-en-Provence, Southern France which serve the European market. In addition the Company has an office in Hsin-Chu, Taiwan, which serves the Asia/Pacific Rim region. Sales are generally accomplished by building working relationships with microelectronics manufacturers as well as architectural and engineering firms, industry consultants, construction management companies and general contractors specializing in the industry.

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

PRODUCT DEVELOPMENT

         The Company's product development effort focuses on enhancing existing products and developing new products to meet customer requirements. The Company seeks to develop innovative products, be on the cutting edge of new semiconductor technology including the 300mm manufacturing facility, and modify existing products to make them less expensive to produce and easier to install. This is partially accomplished by analyzing feedback from sales and service personnel on industry needs and developments. The Company regularly tests new ideas and techniques and measures the performance of new and existing products using a new AMCA-certifiable semi-reverberant testing laboratory adjacent to its manufacturing plant. The Company believes that its significant and growing experience base in designing, installing and servicing cleanrooms and manufacturing cleanroom components is a competitive advantage. The Company incurred approximately $246,000, $282,000 and $255,000 in non-project related research and development costs in 1997, 1996 and 1995, respectively.

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

COMPETITION

         The Company believes it is the largest supplier of integrated cleanroom solutions providing design, engineering, manufacturing, installation, testing, certification, and ongoing customer support. The Company competes with a number of companies providing cleanroom products or services, many of which may have significantly greater financial and capital resources than the Company. The Company competes with architectural and engineering firms for the provision of design and engineering services. Where appropriate, the Company attempts to work with these companies as a subcontractor rather than as a direct competitor. The Company faces competition from component manufacturers which include CleanPak International and HuntAir for air handlers and ceilings, Clestra for ceilings, Plascore and Unistrut for walls, and Hitachi, Hae Kwang and Tate for aluminum raised flooring. The Company competes with specialized cleanroom integrators, such as Meissner & Wurst, Takasago, and PCI for installation/on-site management services.

         The Company believes the principal competitive factors in the cleanroom industry are quality, time to completion, reliability, responsiveness for design and installation, product performance and price. The order of importance of these factors vary from year to year. The Company believes it competes favorably with respect to such factors, although there can be no assurance that it will continue to do so in the future. If the Company experiences success in marketing its integrated approach, there can be no assurance that its competitors will not duplicate such approach, through acquisitions, affiliations, internal development or otherwise.

BACKLOG

         The Company's backlog consists of future revenue that the Company expects to realize from work to be performed on uncompleted contracts, including new contractual arrangements on which work has not begun. At December 31, 1997, the Company's backlog was $15.7 million compared to $28.3 million at December 31, 1996. The Company's contracts, however, frequently allow the customer to terminate the project at any time. If a customer terminates a project, the Company would typically be entitled to progress payments earned to the date of termination, plus reimbursement of certain costs associated with the contract. Accordingly, the Company's backlog could be reduced if a customer terminates a contract, and there can be no assurance that a customer will not terminate a contract.


EMPLOYEES

         The Company employed approximately 366 full-time employees and 4 part-time employees on December 31, 1997, compared to 524 full-time employees and 44 part-time employees on December 31, 1996. The Company's employees at its Salt Lake City, Utah facility are not represented by a labor union. The Company believes that its relationship with its employees is good. Where required by local practice or customer contract, the Company utilizes union members for on-site installation. In those instances, the Company has agreed to be bound by collective bargaining agreements and has agreed to contribute to union sponsored pension plans, including multi-employer pension plans. Under the Employee Retirement Income Security Act of 1974, as amended, the Company may be liable to a multi-employer plan upon its withdrawal from the plan for the Company's share of the unfunded liabilities of the plan.


ITEM 2. PROPERTIES

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

         The Company also leases administrative office space totaling approximately 12,500 square feet in Mesa, Arizona; Austin, Texas; Santa Clara, California; Hsin-Chu, Taiwan; Livingston, Scotland; and Aix-en-Provence, Southern France with various lease expiration dates ranging from 1998 through 2006. The Company believes that its facilities are adequate for its current needs and it could obtain additional space on commercially reasonable terms, if needed.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is listed and traded on the NASDAQ Stock Market (National Market System) under the symbol "DAWK." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock, as reported on the NASDAQ Stock Market for the years ended December 31, 1997 and 1996, respectively.

                                              HIGH        LOW
                                            -------     -------

         YEAR ENDED DECEMBER 31, 1997:
              First Quarter                 $ 3.625     $ 2.500
              Second Quarter                  3.125       2.094
              Third Quarter                   2.500       1.750
              Fourth Quarter                  2.500       1.594

         YEAR ENDED DECEMBER 31, 1996:
              First Quarter                 $ 6.375     $ 4.375
              Second Quarter                  7.250       4.500
              Third Quarter                   5.000       3.437
              Fourth Quarter                  4.125       2.625

         The Company did not pay or declare dividends on its Common Stock during the years ended December 31, 1997, 1996 and 1995. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future. Under the terms of the Company's revolving line of credit agreement, the Company has agreed not to pay any dividends during the term of this agreement.

         As of March 26, 1998, the Company had 12,407,977 shares of its Common Stock outstanding, held by 139 shareholders of record, which does not include shareholders whose shares are held in securities position listings.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company. The summary financial data in the table is derived from the financial statements of the Company. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (in thousands, except per share data).


                                                              YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------
                                           1997           1996          1995          1994          1993
                                         --------       --------      --------      --------      --------
STATEMENT OF OPERATIONS DATA:
Contract revenue                         $ 52,541       $112,826      $ 70,635      $ 47,732      $ 30,444
Cost of contracts                          47,272         97,364        63,484        39,579        24,703
                                         --------       --------      --------      --------      --------
Gross profit                                5,269         15,462         7,151         8,153         5,741
                                         --------       --------      --------      --------      --------
Selling, general and administrative
expenses                                    8,373         10,274         6,333         3,584         4,035
Research and Development                      246            282           255           157           126
Depreciation and amortization                 431            400           219           156           162
                                         --------       --------      --------      --------      --------
                                            9,050         10,956         6,807         3,897         4,323
                                         --------       --------      --------      --------      --------
Earnings (loss) from operations            (3,781)         4,506           344         4,256         1,418
Other income (expense), net                  (344)           352           119           359          (154)
                                         --------       --------      --------      --------      --------
Earnings (loss) before income taxes        (4,125)         4,858           463         4,615         1,264
Income taxes (benefit) .                   (1,866)         1,548           176         1,753           475
                                         --------       --------      --------      --------      --------
NET EARNINGS (LOSS)                      $ (2,259)      $  3,310      $    287      $  2,862      $    789
                                         ========       ========      ========      ========      ========
Earnings (loss) per common share
    Basic                                $  (0.18)      $   0.27      $   0.02      $   0.26      $   0.09
    Diluted                              $  (0.18)      $   0.27      $   0.02      $   0.25      $   0.08
Weighted-average common and
dilutive common equivalent shares
outstanding
    Basic                                  12,416         12,350        12,148        11,182         8,860
    Diluted                                12,416         12,393        12,365        11,370        10,171


                                                         DECEMBER 31,
                                -----------------------------------------------------------
                                  1997         1996         1995         1994         1993
                                -----------------------------------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents       $ 5,802      $ 3,258      $ 5,885      $ 2,711      $   886
Working capital                  15,248       17,112       15,431       14,155        4,057
Total assets                     32,364       49,495       40,072       23,608       16,409
Total liabilities                11,664       26,557       20,663        7,355       10,410
Total shareholders' equity       20,700       22,938       19,409       16,253        5,998

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

         The Company is an integrated systems solution provider of cleanrooms and cleanroom component systems for the semiconductor industry. In recent years, the Company has typically had one to three significant customers, each of which accounted for more than 10% of the Company's annual revenues; these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature and continues to be adversely affected by a cyclical downturn that began in 1996.

         The current industry downturn has resulted in lower capital spending by semiconductor manufacturers during the third and fourth quarters of 1996 and throughout 1997. Management believes the downturn is nearing its end but may continue through the first and second quarters of 1998. How quickly any recovery will take place is still subject to significant uncertainty. The downturn has resulted in fewer contracts available to bid, a significant increase in price competition on contracts that were awarded, and reduced margins on such contracts. During 1997, the Company experienced fewer new contract awards resulting in a decrease in the Company's backlog from $28.3 million at December 31, 1996 to $15.7 million at December 31, 1997. Although the Company has experienced an increase in the contract bidding activity during the third and fourth quarters of 1997 compared to each of the previous four quarters, management believes that the above-described events adversely affected its revenues and results of operations for 1997 and anticipates the industry downturn will continue to adversely affect its revenues and profitability through the first and second quarters of 1998.

         Although there is uncertainty surrounding the timing of a recovery in the semiconductor industry, management continues to believe that changes taking place in the industry should result in expanded semiconductor industry capital expenditures in the long-term. Delays in the ramp-up of 300mm technology have delayed the expected construction of the whole series of 300mm fabs worldwide. Due, in part, to the lack of 300mm process tools, weaker than expected demand, and the current focus on lowering process geometries from .25m to .18m, the 300mm effort has slowed by at least twelve months. In response to the current downturn, management has taken steps to reduce the Company's cost structure including a reduction in the Company's work force of more than thirty percent during 1997. During 1998, management will monitor the Company's cost structure and take appropriate actions as considered necessary, but continue to develop state of the art cleanroom technology and provide world-class support to the Company's customers.

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

         The Company generates revenue in three geographic regions; North America, Asia/Pacific Rim and Europe. Contracts in the Asia/Pacific Rim region are generally denominated in United States dollars. Although risk of fluctuations in currency value does not affect such dollar-denominated contracts, changes in the relative value of the dollar could make the Company less competitive in this region. Contracts to be performed in Europe may be denominated in local currency, and the Company bears the risk of changes in the relative value of the dollar and the local currencies. Devaluation of world currencies against the U.S. dollar has created extreme price competitiveness from Korean, Japanese, and German manufacturers and integrators of systems. The collapse of the Korean marketplace in particular, has forced Korean suppliers to look outside their historical business relationships for new markets. The Company has in the past and may in the future attempt to hedge against currency fluctuations on contracts denominated in local currencies. There can be no assurance, however, that such hedging will fully insulate the Company from fluctuations or will not expose the Company to additional risks of loss.

         The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

RESULTS OF OPERATIONS

Contract revenue

                                    1997    Change      1996     Change     1995
                                    ----    ------      ----     ------     ----

Contract revenue (thousands)      $52,541   (53.4)%   $112,826    59.7%    $70,635

         Contract revenue for 1997 decreased by 53.4% to $52.5 million from $112.8 million in 1996. This decrease is directly related to the downturn in the semiconductor industry as more fully discussed above. The downturn has resulted in fewer contracts being constructed during the year ended December 31, 1997 compared with the year ended December 31, 1996. The decrease in the Company's backlog at December 31, 1997 compared to the backlog at December 31, 1996 is attributed to fewer contracts available to bid. During 1996, contract revenue increased by 59.7% to $112.8 million from $70.6 million in 1995. The increase in revenues is attributable to a large backlog at the beginning of 1996 that resulted in strong contract activity in the first half of 1996 and numerous large contracts that the Company was awarded during the first and second quarters of 1996 that resulted in additional revenue as the contracts progressed during the third and fourth quarters of 1996.

         North America - Contract revenue for the year ended December 31, 1997 decreased by 54.4% to $34.0 million from $74.4 million for the year ended December 31, 1996. As a percentage of total revenue North America decreased to 64.7% in 1997 compared to 66.0% in 1996. The decrease in contract revenue is attributed to the semiconductor industry downturn resulting in fewer and smaller contracts available during 1997 than in 1996.

         Contract revenue for the year ended December 31, 1996 increased by 68.6% to $74.4 million from $44.2 million for the year ended December 31, 1995. As a percentage of total revenue North America increased to 66.0% in 1996 compared to 62.5% in 1995. The increase is the result of numerous contracts received in North America. These contracts were larger than the Company had received historically and were completed on schedules that were much faster than the Company had historically been required to perform.

         Asia/Pacific Rim - Contract revenue for the year ended December 31, 1997 decreased by 42.1% to $9.6 million from $16.6 million for the year ended December 31, 1996. As a percentage of total revenue Asia/Pacific revenue increased to 18.3% in 1997 compared to 14.7% in 1996. The fluctuation is attributed to the worldwide semiconductor industry downturn compounded by the uncertainty of the Asian financial environment. Several large cleanroom projects that were in the bidding process have been delayed indefinitely. The delays in these projects had a major impact on Asia/Pacific revenue during the fourth quarter of 1997.

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

         Europe - Contract revenue for the year ended December 31, 1997 decreased by 58.8% to $9.0 million from $21.8 million for the year ended December 31, 1996. As a percentage of total revenue European revenue decreased to 17.1% in 1997 compared to 19.3% in 1996. The decrease is attributed to two factors. First, the worldwide semiconductor industry downturn has delayed the investment into the European community by most major semiconductor manufacturers resulting in fewer contracts available during 1997 compared to 1996. Second, during 1996 the Company was involved in an unusually large project in France that generated a significant amount of revenue during 1996 that was not available to the Company during 1997.

         Contract revenue for 1996 increased by 229.8% to $21.8 million from $6.6 million for the year ended December 31, 1995. As a percentage of total revenue Europe increased to 19.3% in 1996 compared to 9.4% in 1995. The increase is attributed to two contracts of significant size received in early 1996 and substantially completed by the end of the year.

         Gross Profit

                                    1997    Change      1996     Change     1995
                                    ----    ------      ----     ------     ----


Gross profit (thousands)          $5,269    (65.9)%    $15,462   116.2%    $7,151
Percentage of contract revenue      10.0%                 13.7%              10.1%

         Gross profit for the year ended December 31, 1997 decreased by 65.9% to $5.3 million from $15.5 million for the year ended December 31, 1996. Gross profit decreased as a percentage of revenue to 10.0% for 1997 compared to 13.7% for 1996. The decrease in gross margin is the direct result of the semiconductor industry downturn (see discussion above.) The downturn has resulted in a competitive bidding process, and contracts awarded during 1997 are at margins less than the Company experienced in 1996. In addition, contract sizes through 1997 were significantly smaller.

         Gross profit for 1996 increased by 116.2% to $15.5 million from $7.2 million in 1995 and increased as a percentage of contract revenue to 13.7% in 1996 from 10.1% in 1995. This increase is the result of: continual improvement in the Company's manufacturing facility creating greater efficiencies and less costs to produce product; and better project management resulting in less problems at the construction sites which allows the Company to install its product with less time and labor expense. Contracts received during 1996 also were generally bid at higher margins than those received during 1995. Also affecting the increase from 1995 to 1996 were significant events during 1995 that contributed to the Company realizing smaller margins during 1995. These events included the Company's continued expansion of manufacturing facilities and a product failure during the second quarter of 1995. The expansion created manufacturing inefficiencies, project delays and overruns resulting in higher than expected cost of contracts during 1995. The product failure was the result of defective motors purchased from a third party vendor and resulted in a one time charge to costs of contracts of approximately $1.5 million.

Selling, General and Administrative Expenses

                                         1997    Change      1996     Change    1995
                                         ----    ------      ----     ------    ----

Selling, general and
  administrative expenses (thousands)   $8,373   (18.5)%    10,274     62.2%   $6,333
Percentage of contract revenue            15.9%                9.1%               9.0%

         Selling, general and administrative expenses for 1997 decreased 18.5% to $8.4 million, from $10.3 million, but increased as a percentage of revenue to 15.9% for the year ended December 31, 1997 compared to 9.1% for the year ended December 31, 1996. The decrease in actual dollars spent on selling, general and administrative expenses in 1997 compared with 1996 is the result a reduction in general and administrative headcount completed during the first and second quarters of 1997.

         Selling, general and administrative expenses for 1996 increased 62.2% to $10.3 million, or 9.1% of contract revenue, from $6.3 million, or 9.0% of contract revenue, in 1995. The increase in selling, general and administrative expenses is the result of increased sales activity during 1996 compared with 1995 worldwide and a full year of costs associated with the Company's Asia/Pacific office. The Asia/Pacific office was only operational for six months during 1995. Selling, general and administrative expenses as a percentage of contract revenue has remained relatively constant from 1995 to 1996.

Research and Development

                                     1997    Change      1996     Change     1995
                                     ----    ------      ----     ------     ----

Research and
  Development expense (thousands)    $246    (12.8)%     $282      10.6%     $255
Percentage of contract revenue        0.5%                0.2%                0.4%

         Research and development expense decreased slightly in actual dollars spent from 1996 to 1997. This decrease was not material. Management believes that the Company will increase its research and development expenses during 1998, both in actual dollars spent and as a percentage of revenue in order to develop innovative products, to be on the cutting edge of the 300 millimeter manufacturing facility technology and to modify existing products to be less expensive to produce and easier to install.

         Research and development expense increased slightly from 1995 to 1996. This increase was the result of research and development projects that were based on specific customers and contracts.

Depreciation and Amortization

                                        1997    Change      1996     Change     1995
                                        ----    ------      ----     ------     ----

Depreciation and
  amortization expense (thousands)      $431     7.8%       $400      82.6%     $219
Percentage of contract revenue           0.8%                0.4%                0.3%

         Depreciation and amortization expense during 1997 increased by 7.8% to $431,000, or 0.8% of contract revenue, from $400,000, or 0.4% of contract revenue, in 1996. This increase is the result of a full years depreciation expense on leasehold improvements, furniture, fixtures, computer equipment and software purchased during 1996.

         Depreciation and amortization expense in 1996 increased by 82.6% to $400,000, or 0.4% of contract revenue, from $219,000, or 0.3% of contract revenue, in 1995. This increase is the result of the purchase of leasehold improvements, furniture, fixtures, computer equipment and software required for the increased sales, marketing and administrative activities during 1996.


Other Income (Expense), net

                                      1997      Change      1996     Change    1995
                                      ----      ------      ----     ------    ----


Other income (expense) (thousands)    $(344)   (197.7)%     $352     195.8%    $119
Percentage of contract revenue         (0.7)%                0.3%               0.2%

         Other income (expense) decreased in 1997 to $(344,000) from $352,000 in 1996. The decrease in other income (expense) is the result of foreign currency losses recognized during 1997 resulting from the decline in Taiwan dollars throughout 1997 and a litigation settlement included as part of other income during 1996.

         Other income (expense) increased in 1996 to $352,000 from $119,000 in 1995. The increase is generally the result of the net effect of an increase in interest expense and a settlement on litigation with a third party vendor for defective motors.


Income Taxes (Benefit)

                                               1997      Change      1996     Change    1995
                                               ----      ------      ----     ------    ----


Income taxes expense (benefit) (thousands)   $(1,866)    (220.5)%   $1,548     779.5%   $176
Percentage of contract revenue                  (3.6)%                 1.4%              0.2%

         The effective tax rate (benefit) for 1997 was approximately (45)% compared to 32% for 1996 and 38% for 1995. The decrease in the effective tax rate from 1996 to 1997 is primarily the result of a tax benefit resulting from the loss before taxes, calculated at the statutory federal rate (see Note I of Notes To Financial Statements). The decrease from 1995 to 1996 was primarily the result of tax benefits the Company was able to utilize during 1996 on foreign sales which were taxed in the Company's foreign sales corporation.



LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 1997 was $15.2 million compared to $17.1 million at December 31, 1996. This includes cash and cash equivalents of $5.8 million and $3.3 million at December 31, 1997 and 1996 respectively. Receivables, including retentions, (see Note D of Notes to Financial Statements) decreased to $12.5 million at December 31, 1997 compared to $27.4 million at December 31, 1996. This decrease was the result of lower revenues from fewer contracts during 1997 compared to 1996. Days sales outstanding (the ratio between receivables, excluding retention, and average daily revenue taken over the year) decreased to 67 days at December 31, 1997, from 72 days at December 31, 1996.

         The Company's operations provided $7.9 million of cash during 1997, compared to using $3.4 million of cash in 1996. During 1997, the Company experienced a decrease in receivables of $14.7 million as a result of the decline in revenues and a decrease in accounts payable and accrued expenses of approximately $5.1 million.

         At December 31, 1997, the Company had a line of credit totaling $8.0 million or the available borrowing base. The Company had $1.2 million in borrowings against the line at December 31, 1997. Amounts drawn under the line bears interest at the bank's prime rate (8.50% at December 31, 1997) and are due no later than June 30,

1998, with options to renew the agreement on an annual basis. The line is secured by certain domestic accounts receivable and inventory. In addition, at December 31, 1997, the Company maintained a guidance line of credit with a domestic bank used to facilitate the issuance of letters of credit. The facility allows for letters of credit to be issued up to the lesser of $3.0 million or the available borrowing base. No letters of credit were open under this facility at December 31, 1997. The facility expires July 31, 1998, with options to renew the agreement on an annual basis.

         During 1997, the Company used $349,000 for the purchase of property and equipment. The Company anticipates that its capital expenditures in 1998 for routine additions and replacements of property, plant, and equipment will be approximately $1.3 million. These purchases will be financed through long-term debt or capital leases.

         Management believes that existing cash balances, borrowings available under the lines of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through December 31, 1998. However, in the event the Company experiences adverse operating performance or above-anticipated capital expenditure requirements, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms if at all.


IMPACT OF FUTURE ACCOUNTING PRONOUNCEMENTS

         None. (See Notes To Financial Statements A-14)




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

                                    PART III


ITEM 10, 11, 12 AND 13

         These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 27, 1998. The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Documents Filed as Part of this Report:

                  (1) Financial Statements. The following financial statements are filed with this report beginning on page F-1:

                  --    Report of Independent Certified Public Accountants

                  --    Balance Sheets as of December 31, 1997 and 1996

                  -- Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

                  -- Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

                  -- Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

                  --    Notes to Financial Statements

                  (2) Financial Statement Schedule. The following financial statement schedules for the years ended December 31, 1997, 1996 and 1995 are included herein beginning on page S-1:

                  -- Report of Independent Certified Public Accountants on Schedule

                  --    Schedule II - Valuation and Qualifying Accounts

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

         (b)      Reports on Form 8-K:

                  None.

         (c)      Exhibits:

                  The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the Commission as indicated below:

                                  EXHIBIT INDEX

REGULATION S-K
EXHIBIT NO.                         DESCRIPTION                                 SEQUENTIAL PAGE NO.
---------------   -----------------------------------------------------     --------------------------

            3.1   Restated Articles of Incorporation*                       [Form 10-KSB for the year
                                                                            ended December 31, 1993,
                                                                            Exhibit No. 3.1]

            3.2   Bylaws of the Company*                                    [Form 10-KSB for the year
                                                                            ended December 31, 1992,
                                                                            Exhibit No. 3.2]

           10.1   Agreement and Plan of Merger*                             [Form 8-K dated October
                                                                            1992, Exhibit 10.1]

           10.2   1993 Stock Option Plan*                                   [Form 10-KSB for the year
                                                                            ended December 31, 1993,
                                                                            Exhibit 10.4]

           10.3   Amendment No. 1 to 1993 Stock Option Plan*                [Form 10-Q for quarter
                                                                            ended June 30, 1996,
                                                                            Exhibit 10.1]

           10.4   Amendment No. 2 to 1993 Stock Option Plan*                [Form 10-K for the year
                                                                            ended December 31, 1996,
                                                                            Exhibit 10.4]

           10.5   Revolving Domestic and LC Line of Credit Agreements       Filed herewith.


           10.6   Lease Agreement for Salt Lake City facility*              [Form 10-KSB for the year
                                                                            ended December 31, 1993,
                                                                            Exhibit 10.6]

           10.7   Amendment to Lease Agreement*                             [Form 10-K for the year
                                                                            ended December 31, 1995,
                                                                            Exhibit 10.5]

           10.8   Flanders Shareholder Agreement*                           [Form 10-KSB for the year
                                                                            ended December 31, 1994,
                                                                            Exhibit No. 10.8]

           10.9   Flanders Purchase Option Agreement*                       [Form 10-KSB for the year
                                                                            ended December 31, 1994,
                                                                            Exhibit No. 10.9]

           23.1   Consent of Independent Certified Public Accountants.      Filed herewith.

             27   Financial Data Schedule                                   Filed herewith.

-------------------------

*  These exhibits are incorporated herein by reference.

      (d)   Financial Statement Schedules:

            See Item 14(a)(2) of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1998.

                                   DAW TECHNOLOGIES, INC.

                                   By:   /s/ Ronald W. Daw
                                      ------------------------------------------
                                            Ronald W. Daw
                                            Chairman of the Board, President and
                                             Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1998.

         SIGNATURE                  CAPACITY IN WHICH SIGNED
-----------------------------       --------------------------------------------

/s/ Ronald W. Daw                   Chairman of the Board, President, Chief
-----------------------------       Executive Officer and Director (Principal
Ronald W. Daw                       executive officer)

/s/ David R. Grow                   Executive Vice President, Chief Operating
-----------------------------       Officer, Chief Financial Officer (Principal
David R. Grow                       financial and accounting officer)

/s/ Robert G. Chamberlain           Director
-----------------------------
Robert G. Chamberlain


/s/ Charles L. Bates, Jr.           Director
-----------------------------
Charles L. Bates, Jr.


/s/ James S. Jardine                Director
-----------------------------
James S. Jardine

/s/ Robert J. Frankenberg           Director
-----------------------------
Robert J. Frankenberg

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Daw Technologies, Inc.


We have audited the accompanying balance sheets of Daw Technologies, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daw Technologies, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                            GRANT THORNTON LLP


Salt Lake City, Utah
February 25, 1998

Daw Technologies, Inc.

BALANCE SHEETS
(in thousands, except share data)

                                                              December 31,
                                                            -----------------
                                                             1997      1996
                                                            -------   -------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents...............................  $ 5,802   $ 3,258
  Contracts receivable, net...............................   12,472    27,394
  Costs and estimated earnings in excess of billings
    on contracts in progress..............................    3,702     7,169
  Inventories.............................................    1,363     1,583
  Deferred income taxes...................................      352       318
  Other current assets....................................    2,144     1,996
                                                            -------   -------
      Total current assets................................   25,835    41,718

PROPERTY AND EQUIPMENT -- NET, AT COST....................    6,304     7,693
DEFERRED INCOME TAXES.....................................      135        --
OTHER ASSETS..............................................       90        84
                                                            -------   -------
                                                            $32,364   $49,495
                                                            =======   =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities................  $ 5,700   $10,782
  Billings in excess of costs and estimated
    earnings on contracts in progress.....................    3,005     7,505
  Lines of credit.........................................    1,230     5,696
  Current portion of long-term obligations................      652       623
                                                            -------   -------
       Total current liabilities..........................   10,587    24,606
LONG-TERM OBLIGATIONS, less current portion...............    1,077     1,730
DEFERRED INCOME TAXES.....................................       --       221
COMMITMENTS AND CONTINGENCIES.............................       --        --
SHAREHOLDERS' EQUITY
  Preferred stock, authorized 10,000,000 shares of
    $.01 par value; none issued and outstanding...........       --        --
  Common stock, authorized 50,000,000 shares of
    $.01 par value; issued and outstanding 12,407,977
    shares in 1997 and 12,400,543 shares in 1996..........      124       124
  Additional paid-in capital..............................   15,209    15,188
  Retained earnings.......................................    5,367     7,626
                                                            -------   -------
       Total shareholders' equity.........................   20,700    22,938
                                                            -------   -------
                                                            $32,364   $49,495
                                                            =======   =======

        The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                            STATEMENTS OF OPERATIONS

                       (in thousands, except share data)

                                                      Year ended December 31,
                                             -------------------------------------------
                                                 1997            1996            1995
                                             -----------     -----------     -----------
Contract revenue                             $    52,541     $   112,826     $    70,635
Cost of contracts                                 47,272          97,364          63,484
                                             -----------     -----------     -----------
    Gross profit                                   5,269          15,462           7,151

Operating expenses
  Selling, general and administrative              8,373          10,274           6,333
  Research and development                           246             282             255
  Depreciation and amortization                      431             400             219
                                             -----------     -----------     -----------
                                                   9,050          10,956           6,807
                                             -----------     -----------     -----------
    Earnings (loss) from operations               (3,781)          4,506             344

Other income (expense)
  Interest                                          (295)           (663)           (129)
  Other income (expense), net                        (49)          1,015             248
                                             -----------     -----------     -----------
                                                    (344)            352             119
                                             -----------     -----------     -----------
    Earnings (loss) before income taxes           (4,125)          4,858             463
Income taxes (benefit)                            (1,866)          1,548             176
                                             -----------     -----------     -----------
    NET EARNINGS (LOSS)                      $    (2,259)    $     3,310     $       287
                                             ===========     ===========     ===========


Earnings (loss) per common share
  Basic                                      $     (0.18)    $      0.27            0.02
  Diluted                                          (0.18)           0.27            0.02
Weighted-average common and dilutive
  common equivalent shares outstanding
  Basic                                       12,415,957      12,350,172      12,147,837
  Diluted                                     12,415,957      12,393,356      12,364,989


        The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                       (in thousands, except share data)

                  Years ended December 31, 1997, 1996 and 1995

                                                                Addi-
                                                               tional
                                               Common          paid-in          Retained
                                                stock          capital          earnings           Total
                                               ------          -------          --------          -------
Balances as of January 1, 1995                 $  117          $12,107          $ 4,029           $16,253

Common stock issued pursuant to
  exercise of warrants, 400,000 shares              4            1,969               --             1,973

Common stock issued pursuant to
  exercise of warrants, 189,000 shares              2              646               --               648

Tax benefit from exercise of stock options         --              248               --               248

Net earnings for 1995                              --               --              287               287
                                               ------          -------          -------           -------
Balances as of December 31, 1995                  123           14,970            4,316            19,409

Common stock issued pursuant to
  exercise of 900 warrants and 46,500
  options and purchase of 22,889 shares
  pursuant to employee stock purchase plan          1              195               --               196

Tax benefit from exercise of stock options         --               23               --                23

Net earnings for 1996                              --               --            3,310             3,310
                                               ------          -------          -------           -------
Balances as of December 31, 1996                  124           15,188            7,626            22,938

Common stock issued pursuant to the
  purchase of 43,738 shares pursuant
  to employee stock purchase plan                  --               84               --                84

Common stock purchased and retired
  of 36,304 shares                                 --              (63)              --               (63)

Net loss for 1997                                  --               --           (2,259)           (2,259)
                                               ------          -------          -------           -------
Balances as of December 31, 1997               $  124          $15,209          $ 5,367           $20,700
                                               ======          =======          =======           =======


        The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                            STATEMENTS OF CASH FLOWS

                       (in thousands, except share data)

                                                              Year ended December 31,
                                                            ---------------------------
                                                              1997      1996      1995
                                                            -------   --------  -------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net earnings (loss)                                     $(2,259)  $  3,310  $   287
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities
      Depreciation and amortization                           1,724      1,649      875
      (Gain) loss on disposition of property and
        equipment                                                (7)         6       35
      Provision for losses on contracts receivable              180        330       30
      Deferred income taxes (benefit)                          (390)      (145)      48
      Changes in assets and liabilities
        Contract receivables                                 14,742    (13,010)  (3,137)
        Costs and estimated earnings in excess
          of billings on contracts in progress                3,467      3,761   (5,697)
        Inventories                                             220       (105)    (303)
        Other current assets                                   (148)    (1,555)      48
        Accounts payable
          and accrued liabilities                            (5,082)    (1,490)   6,092
        Billings in excess of costs and estimated
          earnings on contracts in progress                  (4,500)     3,806    3,013
        Other assets                                             (6)        (2)     (41)
                                                            -------   --------  -------
          Net cash provided by (used in)
            operating activities                              7,941     (3,445)   1,250
                                                            -------   --------  -------
Cash flows from investing activities
  Payments for purchase of property
    and equipment                                              (349)    (2,929)  (4,996)
  Proceeds from disposition of property
    and equipment                                                21         31       --
                                                            -------   --------  -------
          Net cash used in
            investing activities                               (328)    (2,898)  (4,996)
                                                            -------   --------  -------


                                  (continued)

                             Daw Technologies, Inc.

                       (in thousands, except share data)


                                                              Year ended December 31,
                                                         --------------------------------
                                                           1997        1996        1995
                                                         --------    --------    --------
Cash flows from financing activities
  Proceeds from issuance of long-term obligations             --          --       2,791
  Net change in lines of credit                           (4,466)      4,196       1,500
  Payments of long-term debt                                  --          --         (92)
  Payments for purchase and retirement of
    common stock                                             (63)         --          --
  Proceeds from issuance of stock                             84         219       2,869
  Payments on obligations under capital leases              (624)       (699)       (148)
                                                         -------     -------      ------
          Net cash provided by (used in)
            financing activities                          (5,069)      3,716       6,920
                                                         -------     -------      ------
          Net increase (decrease) in cash
            and cash equivalents                           2,544      (2,627)      3,174
Cash and cash equivalents at beginning of year             3,258       5,885       2,711
                                                         -------     -------      ------
Cash and cash equivalents at end of year                 $ 5,802     $ 3,258      $5,885
                                                         =======     =======      ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for
  Interest                                               $   295     $   663      $  129
  Income taxes                                               438       1,055         320

NONCASH INVESTING AND FINANCING ACTIVITIES

Capital lease obligations of $173 and $2,908 for property and equipment acquisitions were incurred during 1996 and 1995, respectively.


        The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

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

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         2.       Method of accounting for long-term contracts - continued

         The current asset, "costs and estimated earnings in excess of billings on contracts in progress," represents revenues recognized in excess of amounts billed (under- billings), and the current liability, "billings in excess of costs and estimated earnings on contracts in progress," represents billings in excess of revenues recognized (over-billings). The amount of revenue recognized is not related to the progress billings to customers.

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

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         6.       Inventories

         Inventories consist of raw materials and are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

         7.       Net earnings (loss) per share

         Basic earnings (loss) per common share (BEPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share are based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Potential common shares included in the dilutive earnings (loss) per share calculation include stock options awarded (Note S).

         8.       Research and development costs

         The Company conducts research and development to develop new products or product improvements not directly related to a specific project. Research and development costs have been charged to expense as incurred.

         9.       Concentrations

         The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and receivables. The Company provides credit according to the terms of the individual project contracts, in the normal course of business, primarily to semi-conductor manufacturers.

         Approximately 31% (40% in 1996) of receivables are with three different customers. In addition, approximately 42% (41% in 1996) of receivables are due from entities located outside of North America, primarily Europe and Asia. Of the total receivables, approximately 6% are denominated in foreign currencies (13% at December 31, 1996). The Company routinely evaluates the financial strength of its customers and monitors each account to minimize the risk of loss.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         9.       Concentrations - continued

         The Company maintains cash and cash equivalents at several financial institutions. Accounts at each domestic institution are insured by the FDIC up to $100. Uninsured domestic balances aggregate to approximately $229 at December 31, 1997 ($1,412 in 1996). The Company also maintains cash and cash equivalents in foreign accounts. These uninsured balances aggregate to $5,709 at December 31, 1997 ($2,413 in 1996).

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

         12.      Fair value of financial instruments

         The carrying value of the Company's cash and cash equivalents, contracts receivable and accounts payable, accrued liabilities and lines of credit approximate their fair values.

         13.      Reclassifications

         Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         14.      Recently issued accounting pronouncements not yet adopted

         Comprehensive income

         In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains, and losses that bypass the statement of earnings and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investment securities. SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

         Disclosure of segments

         Also in September 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement requires an entity to report financial and descriptive information about their reportable operating segments. An operating segment is a component of an entity for which financial information is developed and evaluated by the entity's chief operating decision maker to assess performance and to make decisions about resource allocation. Entities are required to report segment profit or loss, certain specific revenue and expense items and segment assets based on financial information used internally for evaluating performance and allocating resources. This statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

         Management does not believe that the adoption of SFAS 130 and SFAS 131 will have a material effect on the Company's financial statements.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


NOTE B - CAPITAL TRANSACTIONS

         During 1997, the Company received $84 from the issuance of 43,738 shares of common stock. The Company purchased and retired 36,304 shares of common stock.

         During 1996, the Company received $196 from the issuance of 22,889 shares of common stock, upon the exercise of 46,500 common stock options and the exercise of 900 shares of common stock warrants.

         During 1996, the shareholders of the Company approved an employee stock purchase plan. The maximum number of shares of common stock that may be issued under the plan is 750,000 shares. Employees are eligible upon completion of 90 days employment. Eligible employees may designate 2% to 15% (up to $25) of eligible compensation to be withheld for the purchase of stock. Price per share is 85% of the lower closing trading price of the stock on the applicable offering commencement date or offering termination date. Offering periods are six months in length beginning on May 1 and November 1 of each year. Employees purchased 43,738 shares under the plan in 1997 (22,889 in 1996).


NOTE C - INTERNATIONAL OPERATIONS

         Financial information summarized by geographic area for the years ended December 31, 1997, 1996, and 1995, is as follows.

                                                      North
                        1997                         America          Europe      Asia/Pacific     Consolidated
         -------------------------------------       -------          ------      ------------     ------------

         Net revenues - unaffiliated customers       $ 33,969        $  8,983        $  9,589        $ 52,541
         Loss from operations                            (283)         (2,668)           (830)         (3,781)
         Identifiable assets                           18,655           8,262           5,447          32,364

                                                      North
                        1996                         America         Europe       Asia/Pacific     Consolidated
         -------------------------------------       -------          ------      ------------     ------------

         Net revenues - unaffiliated customers       $ 74,429       $ 21,828        $ 16,569        $112,826
         Earnings (loss) from operations                5,341           (794)            (41)          4,506
         Identifiable assets                           30,202         10,389           8,904          49,495

                             Daw Technologies, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                       (in thousands, except share data)

NOTE C - INTERNATIONAL OPERATIONS - CONTINUED

                                            North
          1995                             America   Europe    Asia/Pacific   Consolidated
---------------------------------------    -------   ------    ------------   ------------
Net revenues - unaffiliated customers..    $44,156    $6,619    $19,860        $70,635
Earnings (loss) from operations........       (639)    1,455       (472)           344
Identifiable assets....................     29,865     4,602      5,605         40,072

Foreign currency transaction losses totaling approximately $225 for 1997 are included in other income. Foreign currency transactions for 1996 and 1995 were not significant.

NOTE D - CONTRACTS RECEIVABLE

     Contracts receivable consist of the following:

                                           1997           1996
                                         --------       --------
Current receivables ...................   $ 9,666        $22,353
Retentions receivable .................     3,209          5,417
                                          -------        -------
                                           12,875         27,770
Less allowance for doubtful accounts ..      (403)          (376)
                                          -------        -------
Contracts receivable ..................   $12,472        $27,394
                                          =======        =======

NOTE E - OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                           1997            1996
                                          -------        -------
Taxes receivable .......................   $1,358         $   --
Prepaid foreign taxes ..................      172          1,120
Miscellaneous receivables and deposits..      278            552
Prepaid expenses .......................      336            324
                                           ------         ------
                                           $2,144         $1,996
                                           ======         ======

                             Daw Technologies, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                       (in thousands, except share data)


NOTE F - PROPERTY AND EQUIPMENT

     Property and equipment and estimated useful lives consist of the following:

                                                Years        1997      1996
                                             ------------   -------   -------
     Equipment                                    5-10      $ 4,150   $ 4,088
     Furniture and fixtures                       3-5         2,588     2,432
     Leasehold improvements                  life of lease    2,605     2,514
     Equipment under capital leases               5-10        4,067     4,067
     Vehicles                                     3-5           317       331
                                                            -------   -------
                                                             13,727    13,432

     Less accumulated depreciation
       and amortization including $2,332
       and $1,653 for equipment under
       capital leases at 1997 and 1996,
       respectively                                          (7,423)   (5,739)
                                                            -------   -------
                                                            $ 6,304   $ 7,693
                                                            =======   =======


NOTE G - CONTRACTS IN PROGRESS

     Costs incurred to date and estimated earnings and the related progress billings to date on contracts in progress are as follows:

                                                        1997      1996
                                                       -------   -------
     Total costs and estimated earnings                $108,215  $112,396
     Progress billings to date                          107,518   112,732
                                                       --------  --------
                                                       $    697  $   (336)
                                                       ========  ========

The above are included in the balance sheets under the following captions:

                                                        1997      1996
                                                       -------   -------
     Costs and estimated earnings in excess
       of billings on contracts in progress            $  3,702  $  7,169

     Billings in excess of costs and estimated
       earnings on contracts in progress                 (3,005)   (7,505)
                                                       --------  --------
                                                       $    697  $   (336)
                                                       ========  ========

                             Daw Technologies, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                       (in thousands, except share data)


NOTE H -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


     Accounts payable and accrued liabilities consist of the following:




                                                               1997       1996
                                                               ----       ----

     Trade accounts payable                                   $2,729    $ 6,120
     Other accrued liabilities                                 1,515      1,668
     Employees salaries, incentive pay,
       vacation and payroll taxes                              1,090      1,808
     Reserve for contract estimates and warranties               366        575
     Accrued income taxes payable                                 --        611
                                                              ------    -------
                                                              $5,700    $10,782
                                                              ======    =======



NOTE I -- INCOME TAXES

     Components of income taxes (benefit) are as follows:


                                                              1997         1996      1995
                                                              ----         ----      ----
     Current
       Federal                                              $(1,171)      $1,288     $111
       State                                                   (305)         330       17
       Foreign                                                   --           75       --
                                                            -------       ------     ----
                                                             (1,476)       1,693      128


     Deferred
       Federal                                                 (379)        (119)      42
       State                                                    (11)         (26)       6
                                                            -------       ------     ----
                                                               (390)        (145)      48
                                                            -------       ------     ----
     Income taxes (benefit)                                 $(1,866)      $1,548     $176
                                                            =======       ======     ====

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


NOTE I - INCOME TAXES - CONTINUED

         The income tax expense (benefit) reconciled to the tax computed at the statutory Federal rate of 34% is as follows:

                                                        1997           1996           1995
                                                       -------        -------        -------
         Tax (benefit) at federal statutory rate       $(1,403)       $ 1,652        $   157
         Nondeductible expenses                             11             41             23
         State income taxes, net of federal
            income tax benefit                            (234)           234             12
         Foreign sales corporation exemption              (167)          (333)           (54)
         All other                                         (73)           (46)            38
                                                       -------        -------        -------
                                                       $(1,866)       $ 1,548        $   176
                                                       =======        =======        =======

         Deferred income taxes related to the following:

                                                                 1997         1996
                                                                -----        -----
         Current deferred tax assets
             Allowance for doubtful accounts                    $ 150        $ 147
             Accrued expenses and reserves                        202          171
                                                                -----        -----
                                                                $ 352        $ 318
                                                                =====        =====
         Long-term deferred tax assets (liabilities)
             Excess book depreciation and amortization          $(226)       $(221)
             Foreign tax credit carryforwards                     162           --
             Alternative minimum tax credit carryforwards         199           --
                                                                -----        -----
                                                                $ 135        $(221)
                                                                =====        =====

The foreign tax credit carry forward of $162 expires during 2001. Management believes it is more likely than not that the Company will have sufficient foreign and domestic income to utilize the credits before expiration.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


NOTE J- LINES OF CREDIT

         During 1997, the Company maintained a revolving line of credit with a domestic bank for the lesser of $8,000 or the available borrowing base. The interest rate is computed at the bank's prime rate (8.50% at December 31, 1997) and requires monthly payments of interest. The Company had $1,230 in borrowings against the line at December 31, 1997 ($4,216 at December 31, 1996) . The line of credit expires June 30, 1998. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At December 31, 1997, the Company was out of compliance on certain indebtedness covenants for which they obtained a waiver subsequent to year end.

         Also during 1997, the Company maintained a guidance line of credit with a domestic bank used to facilitate the issuance of letters of credit. The facility allows for letters of credit to be issued up to the lesser of $3,000 or the available borrowing base. The facility expires July 31, 1998. In addition, the facility maintains the same restrictive covenants and collateral requirements as the above mentioned revolving line of credit. No letters of credit were open under this facility at December 31, 1997.

         In addition, during 1997 and 1996, the Company maintained another revolving line of credit with a domestic bank for $3,500 with a variable rate of interest of prime (8.50% at December 31, 1996). The line matured during 1997, and has not been renewed. The outstanding balance against the line at December 31, 1996 was $1,480. The line was collateralized by certain international receivables and inventories. This line also contained restrictive covenants imposing limitations on purchases or redemptions of capital stock, indebtedness and other matters.


NOTE K - LONG-TERM OBLIGATIONS

         The Company has entered into capital lease obligations with various financial institutions and leasing organizations that carry interest rates ranging from 4% to 11.5%. The leases are collateralized by equipment. Payments approximate $65 monthly including interest.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


NOTE K - LONG-TERM OBLIGATIONS - CONTINUED

         The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net lease payments as of December 31, 1997.

              Year ending December 31,
                1998                                            $  779
                1999                                               632
                2000                                               539
                2001                                                10
                                                                ------
              Total minimum leases payments                      1,960
              Less amount representing interest                    231
                                                                ------
              Present value of net minimum lease payments        1,729
              Less current portion                                 652
                                                                ------
              Long-term portion                                 $1,077
                                                                ======

NOTE L - OPERATING LEASES

         The Company leases buildings, machinery and equipment under operating leases. The building leases expire in 2000 and 2005. The machinery and equipment leases expire through 2000. The following is a schedule, by year, of future minimum rental payments as of December 31, 1997.

              Year ending December 31,
                1998                       $1,961
                1999                        1,724
                2000                          972
                2001                          636
                2002                          583
              Thereafter                    1,234
                                           ------

                                           $7,110
                                           ======

         The building leases provide for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $1,670, $737 and $564 for 1997, 1996 and 1995 respectively.

         The Company has an option to renew one building lease for four additional five year periods upon expiration of the current term in 2005.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


NOTE M - BENEFIT PLANS

         1.       Savings Plan

         The Company has established a 401(k) savings plan covering all non-union employees 21 years of age and older. The Company, at its discretion, matches 50 percent of employee contributions up to a maximum matching contribution of 3 percent of the employee's annual salary. Contributions are made at the discretion of the Board of Directors. The Company's contributions to the plan were $176, $184 and $30 for the years ended December 31, 1997, 1996 and 1995, respectively.

         2.       Multi-Employer Pension Plans

         The Company contributes to several multi-employer pension plans for employees covered by collective bargaining agreements. Employees covered by these plans are engaged solely in on-site installation of cleanrooms. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company's contributions to the multi-employer pension plans totaled approximately $303, $484 and $263 or 3.9%, 2.3% and 2.0% of gross payroll of covered employees, respectively, for the years ended December 31, 1997, 1996 and 1995. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total pension plans' net assets is not available from the plans' administrators.

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


NOTE N - LEGAL PROCEEDINGS AND CLAIMS

         The Company is engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial statements.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


NOTE O - PRIMARY CUSTOMERS

         The Company has typically had one to three customers in each year which accounted for more than 10% each of revenues; these customers do not necessarily remain significant in subsequent years. These major customers are typically general contractors of fabrication facilities.

         The Company's major customers and revenue received therefrom are as follows:

                                 1997          1996          1995
                              ---------       -------       -------
              Company A       $      --       $21,371       $    --
              Company B           7,241        17,916            --
              Company C              --        16,247            --
              Company D              --            --         8,654
              Company E              --            --         7,883
              Company F              --            --         7,624


NOTE P - RELATED PARTY TRANSACTIONS

         Daw Incorporated is a regional interior specialties contracting company based in Utah. Certain stockholders of Daw Incorporated own more than 50% of the Company's common stock.

         The Company purchased goods and services from Daw Incorporated totaling $223, $1,118, and $525 in 1997, 1996, and 1995, respectively.

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

         A member of the board of directors works for a law firm which provided legal services to the Company approximating $138 and $137 in 1997 and 1996, respectively.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


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

         The exercise price for stock options granted under the Plan may not be less than 100% of the fair market value of a share of common stock on the date the option is granted. Options granted under the Plan after October 24, 1996 expire through 2007. Options granted prior to or on October 24, 1996 expire through 2001.

         The Company granted options to purchase 55,000 shares, 272,000 shares and 255,000 shares in 1997, 1996 and 1995, respectively, of the Company's common stock of which 20,000 shares in 1997, 40,000 shares in 1996 and 30,000 shares in 1995 respectively, were granted to non-employee directors. Additionally, 30,000 shares, 111,500 shares, and 63,500 shares, were granted to executive officers (including officers who are directors), during 1997, 1996, and 1995, respectively. Also, 5,000 shares, 120,500 shares and 161,500 shares in 1997, 1996, and 1995, respectively, were granted to other employees of the Company. On October 24, 1996 all options with an exercise price greater than $3.50 were re-priced to $3.50, which was the market price of the Company stock on that date.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


NOTE Q - WARRANTS AND OPTIONS - CONTINUED

         The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by FAS123, the Company's net earnings (loss) and earnings
         (loss) per share would have been reduced (or increased) to the following pro forma amounts:


                                                                       1997       1996       1995
                                                                    ---------   -------   ------
              Net earnings (loss)               As reported         $ (2,259)   $ 3,310   $  287
                                                Pro forma             (2,458)     2,976      185
              Earnings (loss) per
                 share-basic                    As reported            (0.18)      0.27     0.02
                                                Pro forma              (0.20)      0.24     0.01

              Earnings (loss) per               As reported            (0.18)      0.27     0.02
                 share-assuming dilution        Pro forma              (0.20)      0.24     0.01



         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation cost related to grants made before 1995. The fair value of these options was estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: expected volatility of 53% (56% for 1996 and 1995); risk-free interest rate of 6.05% (6.04% for 1996 and 1995); and expected life of 9.6 years (4.7 for 1996 and 1995). The weighted-average fair value of options granted was $1.60 and $2.19 in 1997 and 1996, respectively.

         Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


NOTE Q - WARRANTS AND OPTIONS - CONTINUED

         Changes in the Company's stock options and warrants are as follows:

                                                                                               Weighted-
                                                                                                average
                                                              Stock         Exercise           exercise
                                             Warrants        options          price              price
                                            ---------       --------      -------------       ----------

              Outstanding at
                 January 1, 1995             407,500         526,000      $ 2.50 - 6.63       $   4.23
                  Granted                         --         255,000        6.25 - 8.58           6.69
                  Exercised                 (400,000)       (189,000)       2.50 - 5.75           3.44
                  Canceled or expired             --         (54,500)       3.56 - 6.63           5.96
                                            --------        --------
              Outstanding at
                 December 31, 1995             7,500         537,500        2.50 - 8.58           5.50
                  Granted                         --         272,000        3.00 - 5.88           3.68
                  Exercised                     (900)        (46,500)       2.50 - 5.75           2.87
                  Canceled or expired             --         (26,500)       3.56 - 6.63           6.06
                                            --------        --------
              Outstanding at
                 December 31, 1996             6,600         736,500        2.50 - 3.50           3.41
                  Granted                         --          55,000        1.94 - 3.00           2.24
                  Exercised                       --              --          --                    --
                  Canceled or expired         (6,600)        (98,500)       2.50 - 3.50           3.30
                                            --------        --------
              Outstanding at
                 December 31, 1997                --         693,000        1.94 - 3.50           3.32
                                            ========        ========

              Exercisable at
                 December 31, 1997                --         535,500      $ 3.00 - 3.50       $   3.44
                                            ========        ========


         The weighted-average remaining contractual life of options outstanding at December 31, 1997 is 4.3 years.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


NOTE R - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

         Quarterly financial results for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                                                                                   Net
                                                                                                earnings
                                                                 Earnings         Net          (loss) per
                                 Contract         Gross        (loss) from      earnings         common
                   1997          revenue      profit (loss)     operations       (loss)       share-basic
            ----------------     --------     -------------    -----------      --------      -----------

            First quarter        $ 16,795       $  2,583        $    327        $    182        $   0.02
            Second quarter         16,463          2,398              97              15              --
            Third quarter          11,453          2,036              46              48              --
            Fourth quarter          7,830         (1,748)         (4,251)         (2,504)          (0.20)
                                 --------       --------        --------        --------        --------
                                 $ 52,541       $  5,269        $ (3,781)       $ (2,259)       $  (0.18)
                                 ========       ========        ========        ========        ========

                1996
            ----------------
            First quarter        $ 23,383       $  3,341        $    986        $    618        $   0.05
            Second quarter         27,049          3,242             575             654            0.05
            Third quarter          30,009          4,478           1,713           1,015            0.08
            Fourth quarter         32,385          4,401           1,232           1,023            0.09
                                 --------       --------        --------        --------        --------
                                 $112,826       $ 15,462        $  4,506        $  3,310        $   0.27
                                 ========       ========        ========        ========        ========

                1995
            ----------------
            First quarter        $ 16,803       $  2,873        $  1,381        $    889        $   0.08
            Second quarter         13,948           (591)         (2,468)         (1,440)          (0.12)
            Third quarter          17,398          2,489             368             242            0.02
            Fourth quarter         22,486          2,380           1,063             596            0.04
                                 --------       --------        --------        --------        --------
                                 $ 70,635       $  7,151        $    344        $    287        $   0.02
                                 ========       ========        ========        ========        ========

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

                        (in thousands, except share data)


NOTE S - EARNINGS (LOSS) PER COMMON SHARE

         During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share". This statement changed the method in which earnings (loss) per share are determined. The new standard requires the computation of basic earnings
         (loss) per share and earnings (loss) per share assuming dilution (Note
         A7). Adoption of this statement has been applied retroactively and the 1996 and 1995 earnings per share (EPS) amounts have been recomputed applying the new standard and has not had a material impact on earnings
         (loss) per share. Options to purchase 693,000 shares of common stock at $1.94 to $3.50 a share were outstanding at December 31, 1997. They were not included in the computation of loss per share because they would have had an anti-dilutive effect on the 1997 loss per share.

         The following data show the shares used in computing earnings (loss) per common share including dilutive potential common stock:

                                                                  Year ended  December 31,
                                                       --------------------------------------------
                                                          1997             1996             1995
                                                       ----------       ----------       ----------

         Common shares outstanding
            entire period                              12,400,543       12,330,254       11,741,254

         Net weighted average common shares
            issued during period                           15,414           19,918          406,583
                                                       ----------       ----------       ----------

         Weighted average number of common
            shares used in basic EPS                   12,415,957       12,350,172       12,147,837

         Dilutive effect of stock options                      --           40,455          212,356

         Dilutive effect of warrants                           --            2,729            4,796
                                                       ----------       ----------       ----------

         Weighted average number of common
            shares and dilutive potential common
            shares used in diluted EPS                 12,415,957       12,393,356       12,364,989
                                                       ==========       ==========       ==========

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE



Board of Directors
Daw Technologies, Inc.



In connection with our audit of the financial statements of Daw Technologies, Inc. referred to in our report dated February 25, 1998, which is included in the annual report to shareholders and Form 10-K, we have also audited Schedule II - valuation and qualifying accounts for each of the three years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                            GRANT THORNTON LLP


Salt Lake City, Utah
February 25, 1998

                             DAW TECHNOLOGIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


            COLUMN A                        COLUMN B              COLUMN C              COLUMN D      COLUMN E
--------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
--------------------------------------------------------------------------------------------------------------
                                                                          (2)
                                                            (1)        CHARGED TO
                                           BALANCE AT    CHARGED TO       OTHER                      BALANCE AT
                                          BEGINNING OF    COSTS AND     ACCOUNTS      DEDUCTIONS -     END OF
          DESCRIPTION                       PERIOD        EXPENSES      DESCRIBE       WRITE-OFFS      PERIOD
--------------------------------------------------------------------------------------------------------------


Allowance for doubtful accounts
    Year ended December 31, 1997            $ 376           $ 180        $  --          $(153)         $ 403
    Year ended December 31, 1996              140             330           --            (94)           376
    Year ended December 31, 1995              138              30           --            (28)           140


Reserve for contract estimates
    Year ended December 31, 1997            $ 575           $ 654        $  --          $(863)         $ 366
    Year ended December 31, 1996              438             940           --           (803)           575
    Year ended December 31, 1995              313             513           --           (388)           438

                                  EXHIBIT INDEX

REGULATION S-K
EXHIBIT NO.                         DESCRIPTION                                 SEQUENTIAL PAGE NO.
---------------   -----------------------------------------------------     --------------------------

            3.1   Restated Articles of Incorporation*                       [Form 10-KSB for the year
                                                                            ended December 31, 1993,
                                                                            Exhibit No. 3.1]

            3.2   Bylaws of the Company*                                    [Form 10-KSB for the year
                                                                            ended December 31, 1992,
                                                                            Exhibit No. 3.2]

           10.1   Agreement and Plan of Merger*                             [Form 8-K dated October
                                                                            1992, Exhibit 10.1]

           10.2   1993 Stock Option Plan*                                   [Form 10-KSB for the year
                                                                            ended December 31, 1993,
                                                                            Exhibit 10.4]

           10.3   Amendment No. 1 to 1993 Stock Option Plan*                [Form 10-Q for quarter
                                                                            ended June 30, 1996,
                                                                            Exhibit 10.1]

           10.4   Amendment No. 2 to 1993 Stock Option Plan*                [Form 10-K for the year
                                                                            ended December 31, 1996,
                                                                            Exhibit 10.4]

           10.5   Revolving Domestic and LC Line of Credit Agreements       Filed herewith.


           10.6   Lease Agreement for Salt Lake City facility*              [Form 10-KSB for the year
                                                                            ended December 31, 1993,
                                                                            Exhibit 10.6]

           10.7   Amendment to Lease Agreement*                             [Form 10-K for the year
                                                                            ended December 31, 1995,
                                                                            Exhibit 10.5]

           10.8   Flanders Shareholder Agreement*                           [Form 10-KSB for the year
                                                                            ended December 31, 1994,
                                                                            Exhibit No. 10.8]

           10.9   Flanders Purchase Option Agreement*                       [Form 10-KSB for the year
                                                                            ended December 31, 1994,
                                                                            Exhibit No. 10.9]

           23.1   Consent of Independent Certified Public Accountants.      Filed herewith.

             27   Financial Data Schedule                                   Filed herewith.

-------------------------

*  These exhibits are incorporated herein by reference.

      (d)   Financial Statement Schedules:

            See Item 14(a)(2) of this report.