Form 10-Q
period 1998-03-31
DAW TECHNOLOGIES INC /UT
filed 1998-05-14
CIK 882159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

        or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     0-21818
                              --------------------
                              (Commission File No.)

                             DAW TECHNOLOGIES, INC.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           UTAH                                           87-0464280
----------------------------------                 ---------------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                     Identification No.)

                               2700 SOUTH 900 WEST
                           SALT LAKE CITY, UTAH 84119
      ---------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (801) 977-3100


           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

           As of May 13, 1998, the Registrant had 12,407,977 shares of Common Stock, $0.01 par value outstanding.

================================================================================

                             Daw Technologies, Inc.

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION....................................................................  1

Item 1.  Financial Statements

            Condensed Balance Sheets - March 31, 1998 and December 31, 1997........................  1


            Condensed Statements of Operations - Three months ended March 31, 1998 and 1997........  2


            Condensed Statements of Cash Flows - Three months ended March 31, 1998 and 1997...............................................................................  3


            Notes to Condensed Financial Statements................................................  5



Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..................................................................  7



PART II OTHER INFORMATION.......................................................................... 11


Item 6.     Exhibits and Reports on Form 8-K....................................................... 11


Signatures ........................................................................................ 11

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                             Daw Technologies, Inc.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                             March 31,       Dec. 31,
                                                                                1998           1997
                                                                              -------         -------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                $ 2,548         $ 5,802
     Contracts receivable, net                                                 11,615          12,472
     Costs and estimated earnings in excess
         of billings on contracts in progress                                   6,634           3,702
     Inventories                                                                2,524           1,363
     Deferred income taxes                                                        333             352
     Other current assets                                                       2,669           2,144
                                                                              -------         -------
               Total current assets                                            26,323          25,835

PROPERTY AND EQUIPMENT - NET, AT COST                                           5,930           6,304

DEFERRED INCOME TAXES                                                             173             135

OTHER ASSETS                                                                       90              90
                                                                              -------         -------
                                                                              $32,516         $32,364
                                                                              =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                 $ 5,754         $ 5,700
     Billings in excess of costs and estimated
         earnings on contracts in progress                                      2,730           3,005
     Lines of credit                                                            2,598           1,230
     Current portion of long-term obligations                                     625             652
                                                                              -------         -------

               Total current liabilities                                       11,707          10,587

LONG TERM OBLIGATIONS, less current portion                                       940           1,077

DEFERRED INCOME TAXES                                                              --              --

COMMITMENTS AND CONTINGENCIES                                                      --              --

SHAREHOLDERS' EQUITY
     Preferred stock, authorized 10,000,000 shares of
         $.01 par value; none issued and outstanding                               --              --
     Common stock, authorized 50,000,000 shares of
         $.01 par value; issued and outstanding 12,407,977 shares                 124             124
     Additional paid-in-capital                                                15,209          15,209
     Retained earnings                                                          4,536           5,367
                                                                              -------         -------

               Total shareholders' equity                                      19,869          20,700
                                                                              -------         -------

                                                                              $32,516         $32,364
                                                                              =======         =======

            See accompanying notes to condensed financial statements

                             Daw Technologies, Inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except share data)

                                                       Three months ended
                                                            March 31,
                                                 ----------------------------------
                                                     1998                  1997
                                                 ------------          ------------
Contract revenue                                 $     11,441          $     16,795

Cost of contracts                                      10,955                14,212
                                                 ------------          ------------
     Gross profit                                         486                 2,583
                                                 ------------          ------------
Operating Expenses
     Selling, general and administrative                1,634                 2,076
     Research and development                              44                    74
     Depreciation and amortization                        106                   106
                                                 ------------          ------------
                                                        1,784                 2,256
                                                 ------------          ------------
     Earnings (loss) from operations                   (1,298)                  327

Other income (expense)

     Interest                                             (69)                 (113)
     Other income, net                                     46                    76
                                                 ------------          ------------
                                                          (23)                  (37)
                                                 ------------          ------------
     Earnings (loss) before income taxes               (1,321)                  290
Income taxes (benefit)                                   (490)                  108
                                                 ------------          ------------
     NET EARNINGS (LOSS)                         $       (831)         $        182
                                                 ============          ============
Earnings (loss) per common share
      Basic                                      $      (0.07)         $       0.01
      Diluted                                    $      (0.07)         $       0.01

Weighted average common and dilutive
    common equivalent shares outstanding
     Basic                                         12,407,977            12,396,730
     Dilutive                                      12,407,977            12,397,894


           See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                           Three months ended
                                                                               March 31,
                                                                         ------------------------
                                                                           1998            1997
                                                                         -------          -------
Increase (decrease) in cash and cash equivalents
     Cash flows from operating activities
         Net earnings (loss)                                             $  (831)         $   182
         Adjustments to reconcile net earnings (loss)
               to net cash provided by (used in) operating
                       activities
                   Depreciation and amortization                             426              426
                   Provision for losses on contracts receivable              (50)             100
                   Deferred income taxes (benefit)                           (19)               2
                   Changes in assets and liabilities
                       Contracts receivable                                  907             (120)
                       Costs and estimated earnings in excess
                           of billings on contracts in progress           (2,932)           2,785
                       Inventories                                        (1,161)             313
                       Other current assets                                 (525)             435
                       Accounts payable and accrued liabilities               75           (1,065)
                       Income taxes payable                                  (21)            (261)
                       Billings in excess of costs and estimated
                           earnings on contracts in progress                (275)             561
                       Other assets                                            -                4
                                                                         -------          -------

                   Net cash provided by (used in)
                       operating activities                               (4,406)           3,362
                                                                         -------          -------

     Cash flows from investing activities
         Payments for purchase of property
               and equipment                                                 (52)            (144)
                                                                         -------          -------


                                   (continued)

           See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                                   (Unaudited)
                        (in thousands, except share data)

                                                                  Three months ended
                                                                      March 31,
                                                              ------------------------
                                                                1998             1997
                                                              -------          -------
     Cash flows from financing activities
         Net change in lines of credit                          1,368           (3,855)
         Payments on obligations under
               capital leases                                    (164)            (152)
                                                              -------          -------

                   Net cash provided by (used in)
                       financing activities                     1,204           (4,007)
                                                              -------          -------

                   Net decrease in cash and
                       cash equivalents                        (3,254)            (789)

     Cash and cash equivalents at beginning of period           5,802            3,258
                                                              -------          -------

     Cash and cash equivalents at end of period               $ 2,548          $ 2,469
                                                              =======          =======

Supplemental disclosures of cash flow information

     Cash paid during the period for
        Interest                                              $    69          $   113
        Income taxes                                               --              368


            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


           1.        INTERIM CONDENSED FINANCIAL STATEMENTS

           The accompanying unaudited condensed financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months ended March 31, 1998 should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

           2.        EARNINGS PER SHARE

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company did not have a material impact on earnings per share. Options to acquire 683,000 shares of common stock were not included in the calculation of dilutive weighted shares outstanding for the three months ended March 31, 1998 because they would have been anti-dilutive.

           3.        LINES OF CREDIT

           At March 31, 1998, the Company maintained a revolving line of credit with a domestic bank for the lesser of $8,000 or the available borrowing base. The interest rate is computed at the bank's prime rate (8.50% at March 31, 1998) and requires monthly payments of interest. The Company had borrowings under the line of $2,598 and $1,230 as of March 31, 1998, and December 31, 1997, respectively. The line of credit expires June 30, 1998. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters.

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)



           3.    LINES OF CREDIT - CONTINUED

           Also, at March 31, 1998, the Company maintained a guidance line of credit with a domestic bank used to facilitate the issuance of letters of credit. The facility allows for letters of credit to be issued up to the lesser of $3,000 or the available borrowing base. The facility expires July 31, 1998. In addition, the facility maintains the same restrictive covenants and collateral requirements as the above mentioned revolving line of credit. No letters of credit were open under this facility at March 31, 1998.

           4.    BUSINESS ACQUISITION

           On April 22, 1998, in a stock for asset transaction, the Company acquired the net assets of Intelligent Enclosures Corporation, a leader in high performance controlled environments and contamination control solutions, including tool isolation environments, for microelectronic and semiconductor manufacturers. The transaction will be accounted for as a purchase and is staged in two closing dates. At the first closing on April 22, 1998, the Company issued 27,073 shares of common stock. At the second closing, on or before April 22, 2000, the Company will issue additional shares of common stock at the average per share closing price for the 20 consecutive trading days prior to the second closing, which in addition to the shares issued at the first closing equal $1.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

           The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

           The Company is a supplier of ultra-clean manufacturing environments, or cleanrooms, to the semiconductor industry. In recent years, the Company has typically had one to three significant customers, each of which accounted for more than 10% of the Company's annual revenues; these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature and continues to be adversely affected by a cyclical downturn that began in 1996.

           The current industry downturn has resulted in continued lower capital spending by semiconductor manufacturers during the first quarter of 1998. Due to contract bidding activity, management believes the downturn is nearing its end but may continue through the second and possibly the third quarters of 1998. The Company has been awarded a larger value of projects during the first quarter of 1998 compared to the first quarter of 1997. However, the Company's backlog has decreased to $15.3 million at March 31, 1998 compared to $21.0 million at March 31, 1997. Although the Company has experienced an increase in contract awards during the first quarter of 1998 compared to the first quarter of 1997, management believes that the above-described events adversely affected its revenues and results of operations for the first quarter of 1998 and anticipates the industry downturn will continue to adversely affect its revenues and profitability through the second and possibly the third quarters of 1998.

           Although there is uncertainty surrounding the timing of a recovery in the semiconductor industry, management continues to believe that changes taking place in the industry should result in expanded semiconductor industry capital expenditures in the long-term. Chip makers are enlarging silicon wafers in order to reduce their costs. It is estimated that using larger wafers can reduce the cost to make a chip by 15 to 20 percent, because the 300mm diameter wafer produces approximately 2.5 times as many chips by processing one wafer. With 300mm technology, it is also estimated that capital investment per chip can be reduced. Delays in the ramp-up of 300mm technology have delayed the expected construction of the whole series of 300mm fabs worldwide. Due, in part, to the lack of 300mm process tools, weaker than expected demand, and the current focus on lowering process geometries from .25m to .18m, the 300mm effort has slowed by at least 12 to 24 months. In response to the current downturn, management will monitor the Company's cost structure and take appropriate actions as considered necessary, but continue to develop state of the art cleanroom technology and provide world-class support to the Company's customers.

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


RESULTS OF OPERATIONS


                                                FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                         -----------------------------------
                                              1998                  1997
                                         ---------------         -----------
STATEMENTS OF OPERATIONS DATA:

Contract revenue..........................      $11,441           $16,795
Gross profit..............................          486             2,583
Net earnings (loss) ......................         (831)              182



                                          MARCH 31, 1998     DECEMBER 31,   1997
                                          ----------------   -------------------
BALANCE SHEET DATA:
Cash and cash equivalents..................   $  2,548          $  5,802
Working capital............................     14,616            15,248
Total assets...............................     32,516            32,364
Total liabilities..........................     12,647            11,664
Total shareholder's equity.................     19,869            20,700


           Contract revenue for the first quarter of 1998 decreased by 31.9% to $11.4 million compared to $16.8 million for the first quarter of 1997. This decrease is attributed to the downturn in the semiconductor industry as more fully discussed above. The downturn has resulted in fewer contracts being worked on during the first quarter of 1998 compared with the first quarter of 1997.

           Gross profit for first quarter of 1998 decreased by 81.2% to $486,000 from $2.6 million for the first quarter of 1997 and decreased as a percentage of contract revenue to 4.2% for the first quarter of 1998 from 15.4% for the first quarter of 1997. The decrease in gross profit as a percentage of revenue was primarily the result of a decrease in contract margins during the first quarter of 1998 compared to the first quarter of 1997. The semiconductor industry downturn has resulted in a price competitive bidding environment. Contracts in process during the first quarter of 1998 were awarded at margins less than contracts in process during the first quarter of 1997.

           Selling, general and administrative expenses for the first quarter of 1998 decreased 21.3% to $1.6 million, or 14.3% of contract revenue, compared to $2.1 million, or 12.4% of contract revenue for the first quarter of 1997. The decrease in actual dollars spent is a result of a reduction in general and administrative headcount completed during the second quarter of 1997.

           Research and development expense for the first quarter of 1998 decreased 40.5% to $44,000 compared to $74,000 for the first quarter of 1997. During the first quarter of 1997 the Company was involved with certain research and development projects. These projects were completed prior to the first quarter of 1998, resulting in lower research and development expense for the first quarter of 1998 compared to the same period in 1997.

           Interest expense for the first quarter of 1998 decreased to $69,000 compared to $113,000 for the first quarter of 1997. This decrease is directly related to decreased borrowings against the Company's credit line during the first quarter of 1998 compared to borrowings during the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

           Working capital at March 31, 1998 was $14.6 million compared to $15.2 at December 31, 1997. This includes cash and cash equivalents of $2.5 million at March 31, 1998 and $5.8 million at December 31, 1997. The Company's operations used $4.4 million of cash during the first quarter of 1998, compared to providing $3.4 million of cash from operations during the first quarter of 1997. During the first quarter of 1998, the Company experienced a net decrease in receivables of $857,000, but an increase in costs and estimated earnings in excess of billings on contracts in progress of $2.9 million, and an increase in inventories of $1.2 million.

           At March 31, 1998, the Company had a line of credit totaling the lesser of $8.0 million or the available borrowing base. Amounts drawn under the line bear interest at the bank's prime rate (8.50% at March 31, 1998), and are due no later than June 30, 1998, with options to renew the agreement on an annual basis. The line is secured by certain domestic receivables and inventories. The Company had $2,598 and $1,230 in borrowings against the line as of March 31, 1998, and December 31, 1997, respectively. In addition, at March 31, 1998, the Company maintained a guidance line of credit with a domestic bank used to facilitate the issuance of letters of credit. The facility allows for letters of credit to be issued up to the lesser of $3.0 million or the available borrowing base. No letters of credit were open under this facility at March 31, 1998. The facility expires July 31, 1998, with options to renew the agreement on an annual basis. The lines of credit agreements contain restrictive covenants imposing limitations on payments on cash dividends, purchases or redemptions of capital stock, indebtedness and other matters.

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

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

                     (a)       Exhibits

                        Regulation S-K
                        Exhibit No.                  Description
                        ---------------              ---------------------------


                        27                           Financial Data Schedule




                     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1998.



                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DAW TECHNOLOGIES, INC.
                                         -----------------------
                                               (Registrant)


                      By: /s/  David R. Grow
                          ---------------------------------------------------
                      It's: Executive Vice President, Chief Operating Officer,
                            Chief Financial Officer (Principal financial and accounting officer)