Form 10-Q
period 1998-06-30
DAW TECHNOLOGIES INC /UT
filed 1998-08-14
CIK 882159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

         or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     0-21818
                    ----------------------------------------
                              (Commission File No.)

                             DAW TECHNOLOGIES, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             UTAH                                               87-0464280
-------------------------------                             --------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)

                               2700 SOUTH 900 WEST
                           SALT LAKE CITY, UTAH 84119
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (801) 977-3100



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )


         As of August 14, 1998, the Registrant had 12,450,607 shares of Common Stock, $0.01 par value outstanding.



================================================================================

                             Daw Technologies, Inc.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION.................................................................................  1


Item 1.   Financial Statements

          Condensed Balance Sheets - June 30, 1998 and December 31, 1997........................................  1


          Condensed Statements of Operations - Three months and six months ended June 30, 1998 and 1997.........  2


          Condensed Statements of Cash Flows - Six months ended June 30, 1998  and 1997.........................  3


          Notes to Condensed Financial Statements...............................................................  5



Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................................................  7



PART II OTHER INFORMATION......................................................................................  11


Item 4.   Submission of Matters to a Vote of Security Holders................................................... 11


Item 5.   Other Information..................................................................................... 11


Item 6.   Exhibits and Reports on Form 8-K...................................................................... 11


Signatures...................................................................................................... 12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                             Daw Technologies, Inc.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                    June 30,          Dec. 31,
                                                                      1998             1997
                                                                     -------          -------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $ 3,083          $ 5,802
    Contracts receivable, net                                         12,119           12,472
    Costs and estimated earnings in excess
        of billings on contracts in progress                           5,728            3,702
    Inventories                                                        3,778            1,363
    Deferred income taxes                                                356              352
    Other current assets                                               2,688            2,144
                                                                     -------          -------

             Total current assets                                     27,752           25,835

PROPERTY AND EQUIPMENT -  NET, AT COST                                 5,580            6,304
DEFERRED INCOME TAXES                                                  1,887              135

OTHER ASSETS, net                                                      1,296               90
                                                                     -------          -------

                                                                     $36,515          $32,364
                                                                     =======          =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                         $ 8,246          $ 5,700
    Billings in excess of costs and estimated
        earnings on contracts in progress                              2,762            3,005
    Lines of credit                                                    5,316            1,230
    Current portion of long-term obligations                             591              652
                                                                     -------          -------

             Total current liabilities                                16,915           10,587

LONG TERM OBLIGATIONS, less current portion                              807            1,077

DEFERRED INCOME TAXES                                                     --               --



COMMITMENTS AND CONTINGENCIES                                             --               --


SHAREHOLDERS' EQUITY
    Preferred stock, authorized 10,000,000 shares of
        $0.01 par value; none issued and outstanding                      --               --
    Common stock, authorized 50,000,000 shares of $0.01 par
        value; issued and outstanding 12,450,607 shares at
        June 30, 1998 and 12,407,977 at December 31, 1997                124              124
    Additional paid-in-capital                                        16,536           15,209
    Retained earnings                                                  2,133            5,367
                                                                     -------          -------

             Total shareholders' equity                               18,793           20,700
                                                                     -------          -------

                                                                     $36,515          $32,364
                                                                     =======          =======

           See accompanying notes to condensed financial statements.

                                               Daw Technologies, Inc.

                                         CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                        (in thousands, except per share data)

                                                          Three Months Ended                         Six Months Ended
                                                               June 30,                                   June 30,
                                                   ---------------------------------         ---------------------------------
                                                       1998                 1997                 1998                 1997
                                                   ------------         ------------         ------------         ------------
Contract revenue                                   $     12,888         $     16,463         $     24,329         $     33,258

Cost of contracts                                        14,656               14,065               25,610               28,277
                                                   ------------         ------------         ------------         ------------

        Gross profit (loss)                              (1,768)               2,398               (1,281)               4,981
                                                   ------------         ------------         ------------         ------------

Operating expenses

    Selling, general and administrative                   1,719                2,118                3,353                4,193
    Research and development                                 78                   75                  122                  149
    Depreciation and amortization                           154                  108                  261                  214
                                                   ------------         ------------         ------------         ------------

                                                          1,951                2,301                3,736                4,556
                                                   ------------         ------------         ------------         ------------


        Earnings (loss) from operations                  (3,719)                  97               (5,017)                 425


Other income (expense)

    Interest                                               (121)                 (98)                (190)                (211)
    Other income, net                                        10                   25                   57                  100
                                                   ------------         ------------         ------------         ------------

                                                           (111)                 (73)                (133)                (111)
                                                   ------------         ------------         ------------         ------------


        Earnings (loss) before income taxes              (3,830)                  24               (5,150)                 314

Income taxes (benefit)                                   (1,427)                   9               (1,916)                 117
                                                   ------------         ------------         ------------         ------------


        NET EARNINGS (LOSS)                        $     (2,403)        $         15         $     (3,234)        $        197
                                                   ============         ============         ============         ============


Earnings (loss) per common share
        Basic                                      $      (0.19)        $       0.00         $      (0.26)        $       0.02
        Diluted                                    $      (0.19)        $       0.00         $      (0.26)        $       0.02

Weighted average common and
        dilutive common equivalent
        shares outstanding
        Basic                                        12,439,226           12,411,968           12,423,688           12,404,348
        Dilutive                                     12,439,226           12,411,968           12,423,688           12,404,348



           See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)


                                                                       Six months ended
                                                                            June 30,
                                                                     -----------------------
                                                                       1998            1997
                                                                     -------         -------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net earnings (loss)                                          $(3,234)        $   197
        Adjustments to reconcile net earnings (loss)
             to net cash provided by (used in) operating
                    activities
                Depreciation and amortization                            896             856
                Provision for losses on contracts receivable              13              84
                Deferred income taxes (benefit)                       (1,756)             99
                Changes in assets and liabilities
                    Contracts receivable                                 340           4,992
                    Costs and estimated earnings in excess
                       of billings on contracts in progress           (2,026)          2,696
                    Inventories                                       (2,415)            297
                    Other current assets                                (544)            215
                    Accounts payable and accrued liabilities           2,546          (2,097)
                    Income taxes payable                                  --            (349)
                    Billings in excess of costs and estimated
                       earnings on contracts in progress                (243)         (1,805)
                    Other assets                                      (1,255)           (240)
                                                                     -------         -------

                Net cash provided by (used in)
                    operating activities                              (7,678)          4,945
                                                                     -------         -------

    Cash flows from investing activities
        Payments for purchase of property
             and equipment                                              (123)           (273)
                                                                     -------         -------



                                   (continued)
            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                                   (Unaudited)
                        (in thousands, except share data)

                                                               Six months ended
                                                                   June 30,
                                                            -----------------------
                                                             1998            1997
                                                            -------         -------
    Cash flows from financing activities
        Net change in lines of credit                         4,086          (5,001)
        Proceeds from issuance of common stock                   69              48
        Obligations to issue common stock                     1,258              --
        Payments on long-term obligations                      (331)           (306)
                                                            -------         -------

                Net cash provided by (used in)
                    financing activities                      5,082          (5,259)
                                                            -------         -------


    Net decrease in cash and cash equivalents                (2,719)           (587)

    Cash and cash equivalents at beginning of period          5,802           3,258
                                                            -------         -------

    Cash and cash equivalents at end of period              $ 3,083         $ 2,671
                                                            =======         =======

Supplemental disclosures of cash flow information

    Cash paid during the period for
    Interest                                                $   190         $   211
    Income taxes                                                 --             368



           See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)

         1.       INTERIM CONDENSED FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months and six months ended June 30, 1998 and 1997 should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1997. The results of operations for the three months and six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

         2.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company did not have a material impact on earnings per share. Options to acquire 683,000 shares of common stock were not included in the calculation of dilutive weighted shares outstanding for the six months ended June 30, 1998 because they were not yet exercisable. Options and warrants to purchase 743,100 shares of common stock at $2.50 to $3.50 a share were outstanding for the six months ended June 30, 1997. They were not included in the computation of earnings per share because the option's exercise prices were greater than the average market price of the common shares.

         3.       RECLASSIFICATIONS

         Certain reclassifications have been made to the financial statements for the three months and six months ended June 30, 1997, to conform to the 1998 presentation.

         4.       LINES OF CREDIT

          At June 30, 1998, the Company maintained a revolving line of credit with a domestic bank for the lesser of $8,000 or the available borrowing base. The interest rate is computed at the bank's prime rate (8.50% at June 30, 1998) and requires monthly payments of interest. The Company had borrowings under the line of $5,316 and $1,230 as of June 30, 1998, and December 31, 1997, respectively. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters.

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)

         4.    LINES OF CREDIT - CONTINUED

         Also, at June 30, 1998, the Company maintained a guidance line of credit with a domestic bank used to facilitate the issuance of letters of credit. The facility allows for letters of credit to be issued up to the lesser of $3,000 or the available borrowing base. In addition, the facility maintains the same restrictive covenants and collateral requirements as the above mentioned revolving line of credit. No letters of credit were open under this facility at June 30, 1998. The Company is currently negotiating the renewal of the credit line and the guidance line of credit facilities.

         5.    BUSINESS ACQUISITION

         On April 22, 1998, the Company acquired the net assets of Intelligent Enclosures Corporation from Intelligent Systems Corporation in exchange for 27,023 shares of the Company's common stock with a fair value of approximately $41 and a commitment to deliver on or before April 21, 2000, additional common stock of the Company having a value equal to $1,300 less the market value on that date of the initial 27,023 shares. Intelligent Enclosures Corporation is a leader in high performance controlled environments and contamination control solutions, including tool isolation environments, for microelectronic and semiconductor manufacturers.

         The acquisition was accounted for as a purchase and recorded at the value of the guaranteed $1,300 purchase price. Various intangible assets valued at approximately $1,200 were recorded in Other Assets and are being amortized on a straight line basis from 2 to 15 years.

         The results of operations of Intelligent Enclosures Corporation are included in the accompanying financial statements from the date of acquisition and did not have a significant impact on the Company's financial position and results of operations.

         6.    LEGAL PROCEEDINGS AND CLAIMS

         A lawsuit was filed in the United States District Court of Oregon in May of 1998 alleging patent infringement with respect to technology used by the Company in its ceiling system products was brought against Huntair, Inc., Clestra Cleanrooms, Inc., Gordon Grid, Inc. and Daw Technologies, Inc. by CLEANPAK International, Inc. The plaintiff seeks compensation for any damages claimed including direct and consequential damages. The Company has retained patent counsel who has reviewed the complaint and the patent mentioned in the lawsuit. As a result of this review, the Company and legal counsel believe that the allegations in the complaint are without merit and the Company intends to vigorously defend its position in the lawsuit.

         7.    INVENTORIES

         Raw material inventory at June 30, 1998 was $1,312 compared to $1,363 at December 31, 1997. Work-in-process inventory at June 30, 1998 was $2,466 compared to zero work-in-process inventory at December 31, 1997.

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

         The current industry downturn has resulted in continued lower capital spending by semiconductor and micro-electronic manufacturers during the first and second quarters of 1998. Current industry analysts believe the downturn will continue through the first and possibly the second quarters of 1999. Although the industry downturn has resulted in fewer contracts available to bid, the Company has been successful during the second quarter of 1998 in securing numerous new contracts. As a result, the Company's backlog has increased to $37.1 million at June 30, 1998 compared to $14.2 million at June 30, 1997. Although the Company has experienced an increase in contract awards during the second quarter of 1998 compared to the second quarter of 1997, management believes that the industry downturn adversely affected its revenues and results of operations for the first and second quarters of 1998 and anticipates it will continue to adversely affect its revenues and profitability through the first and possibly the second quarters of 1999.

         Although there is uncertainty surrounding the timing of a recovery in the semiconductor industry, management continues to believe that changes taking place in the industry should result in expanded semiconductor industry capital expenditures in the long-term. In response to the current downturn, management will continue to monitor the Company's cost structure and take appropriate actions as considered necessary, but continue to develop state of the art cleanroom technology and provide world-class support to the Company's customers.

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

RESULTS OF OPERATIONS (Data in the tables are in thousands)

                                             FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                 ENDED JUNE 30,                   ENDED JUNE 30,
                                           -------------------------        -------------------------
                                             1998             1997            1998             1997
                                           --------         --------        --------         --------
STATEMENT OF OPERATIONS DATA:
Contract revenue ..................        $ 12,888         $ 16,463        $ 24,329         $ 33,258
Gross profit (loss) ...............          (1,768)           2,398          (1,281)           4,981
Selling, general and
    administrative expenses .......           1,719            2,118           3,353            4,193
Research and development ..........              78               75             122              149
Net earnings (loss) ...............          (2,403)              15          (3,234)             197

                                           -------------------------
                                           JUNE 30,      DECEMBER 31,
                                             1998           1997
                                           -------       -----------
BALANCE SHEET DATA:
Cash and cash equivalents .........        $ 3,083        $ 5,802
Working capital ...................         10,837         15,248
Total assets ......................         36,515         32,364
Total liabilities .................         17,722         11,664
Total shareholders' equity ........         18,793         20,700

         Contract revenue for the second quarter of 1998 decreased by 21.7% to $12.9 million compared to $16.5 million for the second quarter of 1997. Contract revenue for the six months ended June 30, 1998 decreased by 26.8% to $24.3 million compared to $33.3 million for the six months ended June 30, 1997. This decrease is attributed to the downturn in the semiconductor industry as more fully discussed above. The downturn has resulted in fewer contracts being worked on during the first two quarters of 1998 compared with the first two quarters of 1997.

         Gross profit for the second quarter of 1998 decreased by 173.7% to a loss of $1.8 million from a gross profit of $2.4 million for the second quarter of 1997 and decreased as a percentage of contract revenue to a negative 13.7% for the second quarter of 1998 from 14.6% for the second quarter of 1997. Gross profit for the six months ended June 30, 1998 decreased by 125.7% to a loss of $1.3 million from a gross profit of $5.0 million for the six months ended June 30, 1997 and decreased as a percentage of contract revenue to a negative 5.3% for the six months ended June 30, 1998 from 15.0% for the six months ended June 30, 1997. The decrease in gross profit is the result of the combination of lower margins realized on contracts in process, manufacturing inefficiencies related to lower volume of work in certain product divisions and production start-up costs related to the manufacture of panels for truck sleeper cabs by the Company's new manufacturing division for this product.

         The semiconductor industry downturn has resulted in a price competitive bidding environment. Contracts in process during the first and second quarters of 1998 were awarded at margins significantly less than contracts in process during the first and second quarters of 1997. In addition, the downturn has resulted in a decrease in the volume of certain manufactured products. Revenue from these products during the second quarter of 1998 was not sufficient to cover manufacturing overhead for the related product lines, resulting in negative margins.

         The second quarter of 1998 was the ramp-up to full production of panels for truck sleeper cabs by the Company's new manufacturing division for this product. During this ramp-up the Company incurred manufacturing startup costs that had a significant impact on the gross profit of the Company for the second quarter of 1998.

         Selling, general and administrative expenses for the second quarter of 1998 decreased by 18.8% to $1.7 million compared to $2.1 million for the second quarter of 1997, but increased as a percentage of contract revenue to 13.3% for the second quarter of 1998 from 12.9% for the second quarter of 1997. For the six months ended June 30, 1998, selling, general and administrative decreased by 20.0% to $3.4 million compared to $4.2 million for the six months ended June 30, 1997, but increased as a percentage of contract revenue to 13.8% for the six months ended June 30, 1998 from 12.6% for the six months ended June 30, 1997. The decrease in actual dollars spent is a result primarily of a reduction in general and administrative headcount completed during the second quarter of 1998.

         Research and development expense for the second quarter of 1998 increased 4.0% to $78,000 compared to $75,000 for the second quarter of 1997. Research and development expense for the six months ended June 30, 1998 decreased 18.1% to $122,000 compared to $149,000 for the six months ended June 30, 1997. During 1997 the Company was involved with certain research and development projects related to value engineering of existing products. These projects were completed prior to the second quarter of 1998, resulting in lower research and development expense for the six months ended June 30, 1998 compared to the same period in 1997.

         Depreciation and amortization expense for the second quarter of 1998 increased 42.6% to $154,000 compared to $108,000 for the second quarter of 1997. Depreciation and amortization expense for the six months ended June 30, 1998 increased 22.0% to $261,000 compared to $214,000 for the six months ended June 30, 1997. The majority of the increase is the result of amortization of intangible assets recorded in connection with the acquisition of Intelligent Enclosures (see Note 5 of the Financial Statements).

         Interest expense for the second quarter of 1998 increased 23.5% to $121,000 compared to $98,000 for the second quarter of 1997. Interest expense for the six months ended June 30, 1998 decreased 10.0% to $190,000 compared to $211,000 for the six months ended June 30, 1997. The decrease in interest expense during the six months ended June 30, 1998 compared to the six months ended June 30, 1997 is the result of a decrease in borrowings against the Company's line of credit through June 30, 1998 compared with borrowings through the same period during 1997. However, borrowings were higher during the second quarter of 1998 compared to the second quarter of 1997 resulting in higher interest expense during the second quarter of 1998 compared to the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at June 30, 1998 was $10.8 million compared to $15.2 at December 31, 1997. This includes cash and cash equivalents of $3.1 million at June 30, 1998 and $5.8 million at December 31, 1997. The Company's operations used $7.7 million of cash during the six months ended June 30, 1998, compared to $4.9 million of cash generated from operations during the six months ended June 30, 1997. During the six months ended June 30, 1998, the Company experienced increases in costs and estimated earnings in excess of billings on contracts in progress, inventories, deferred income taxes and other assets. The increase in inventories was due to an increase in work in process inventory, while the increase in other assets was the result of the recording of intangibles in connection with the acquisition of Intelligent Enclosures (see Note 5 of the Financial Statements). In addition, the Company experienced an increase in accounts payables and accrued liabilities, and lines of credit as a result of raw material purchases associated with recently awarded contracts, and experienced a decrease in billings in excess of costs and estimated earnings on contracts in progress during the six months ended June 30, 1998.

         At June 30, 1998, the Company had a line of credit totaling the lesser of $8.0 million or the available borrowing base. Amounts drawn under the line bear interest at the bank's prime rate (8.50% at June 30, 1998). The line is secured by certain domestic receivables and inventories. The Company had $5,316 and $1,230 in borrowings against the line as of June 30, 1998, and December 31, 1997, respectively. In addition, at June 30, 1998, the Company maintained a guidance line of credit with a domestic bank used to facilitate the issuance of letters of credit. The facility allows for letters of credit to be issued up to the lesser of $3.0 million or the available borrowing base. No letters of credit were open under this facility at June 30, 1998. The lines of credit agreements contain restrictive covenants imposing limitations on payments on cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. The Company is currently negotiating the renewal of the credit line and the guidance line of credit facilities.

         Management believes that existing cash balances, borrowings available under the line of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through December 31, 1998. However, in the event the Company experiences adverse operating performance, above-anticipated capital expenditure requirements, or is unable to negotiate a renewal of its current credit lines, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms.


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

PART II - OTHER INFORMATION


Item 4: Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on May 27, 1998. The shareholders elected the following Board of Directors to serve for one year:

                                                          Shares
         Name                                            Voted For
         ----                                            ---------
         Ronald W. Daw                                   9,187,310
         Charles L. Bates, Jr.                           9,191,810
         Robert G. Chamberlain                           9,192,310
         James S. Jardine                                9,190,540
         Robert J. Frankenberg                           9,187,754

The shareholders also ratified the appointment of Grant Thornton LLP as independent auditors for fiscal year 1998 by a vote of 10,073,753 for, 48,095 against and 16,320 abstained.


Item 5.   Other Information

If a shareholder desiring to raise a proposal at the next annual meeting of shareholders does not seek inclusion of the proposal in the Company's proxy statement and fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement.


Item 6.   Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                    Regulation S-K
                    Exhibit No.                    Description
                    --------------                 -----------------------------
                    27                             Financial Data Schedule


                  (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1998.



                                   DAW TECHNOLOGIES, INC.
                                   ----------------------
                                        (Registrant)



                                   By:      /s/  David R. Grow
                                         ---------------------------------------
                                   It's: Executive Vice President, Chief
                                         Operating Officer, Chief Financial
                                         Officer
                                         (Principal financial and accounting
                                         officer)