Form 10-Q
period 1998-09-30
DAW TECHNOLOGIES INC /UT
filed 1998-11-13
CIK 882159

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

         or

 ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     0-21818
                              ---------------------
                              (Commission File No.)

                             DAW TECHNOLOGIES, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         UTAH                                         87-0464280
-----------------------------                  -----------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )

         As of November 13, 1998, the Registrant had 12,479,711 shares of Common Stock, $0.01 par value outstanding.









--------------------------------------------------------------------------------

                             Daw Technologies, Inc.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION.................................................................................  1


Item 1.   Financial Statements

          Condensed Balance Sheets - September 30, 1998 and December 31, 1997...................................  1


          Condensed  Statements  of  Operations - Three months and nine months ended  September  30, 1998 and 1997..............................................................................................  2


          Condensed Statements of Cash Flows - Nine months ended September 30, 1998  and 1997...................  3


          Notes to Condensed Financial Statements...............................................................  5



Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................................................  7



PART II OTHER INFORMATION......................................................................................  13


Item 6.   Exhibits and Reports on Form 8-K...................................................................... 13


Signatures...................................................................................................... 13

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                             Daw Technologies, Inc.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                      Sept. 30,         Dec. 31,
                                                                                        1998              1997
                                                                                      --------           --------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                         $  1,278           $  5,802
    Contracts receivable, net                                                           15,424             12,472
    Costs and estimated earnings in excess
        of billings on contracts in progress                                             4,514              3,702
    Inventories                                                                          4,068              1,363
    Deferred income taxes                                                                  364                352
    Other current assets                                                                 3,831              2,144
                                                                                     ---------          ---------

             Total current assets                                                       29,479             25,835

PROPERTY AND EQUIPMENT - NET, AT COST                                                    5,227              6,304

DEFERRED INCOME TAXES                                                                    2,274                135

OTHER ASSETS, net                                                                        1,249                 90
                                                                                     ---------        -----------

                                                                                       $38,229            $32,364
                                                                                       =======            =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                           $10,354            $ 5,700
    Billings in excess of costs and estimated
        earnings on contracts in progress                                                2,971              3,005
    Lines of credit                                                                      5,629              1,230
    Current portion of long-term obligations                                               547                652
                                                                                     ---------          ---------

             Total current liabilities                                                  19,501             10,587

LONG-TERM OBLIGATIONS, less current portion                                                683              1,077



COMMITMENTS AND CONTINGENCIES                                                               -                  -


SHAREHOLDERS' EQUITY
    Preferred stock, authorized 10,000,000 shares of
        $.01 par value; none issued and outstanding                                         -                  -
    Common stock, authorized 50,000,000 shares of $.01 par
        value; issued and outstanding 12,450,607 shares at
        September 30, 1998 and 12,407,977 at December 31, 1997                             124                124
    Additional paid-in-capital                                                          16,536             15,209
    Retained earnings                                                                    1,385              5,367
                                                                                     ---------          ---------

             Total shareholders' equity                                                 18,045             20,700
                                                                                      --------           --------

                                                                                       $38,229            $32,364
                                                                                       =======            =======

            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (in thousands, except per share data)



                                                        Three Months Ended                Nine months Ended
                                                           September 30,                     September 30,
                                                    ----------------------------         ---------------------
                                                        1998               1997            1998             1997
                                                      ---------          ---------       ---------        -------
Contract revenue                                       $14,332           $11,453          $38,662           $44,711

Cost of contracts                                       13,380             9,417           38,990            37,694
                                                      --------         ---------         --------          --------

        Gross profit (loss)                                952             2,036             (328)            7,017
                                                      --------         ---------         --------          --------

Operating expenses
    Selling, general and administrative                  1,640             1,833            4,993             6,027
    Research and development                                38                49              160               197
    Depreciation and amortization                          152               108              413               322
                                                      --------         ---------         --------          --------

                                                         1,830             1,990            5,566             6,546
                                                      --------         ---------         --------          --------


        Earnings (loss) from operations                   (878)               46           (5,894)              471


Other income (expense)
Interest                                                  (146)              (54)            (335)             (265)
    Other income (expense), net                           (168)               86             (113)              187
                                                      --------         ---------         --------          --------

                                                          (314)               32             (448)              (78)
                                                      --------         ---------         --------          --------


        Earnings (loss) before income taxes             (1,192)               78           (6,342)              393

Income tax expense (benefit)                              (444)               30           (2,360)              147
                                                      --------         ---------         --------          --------


        NET EARNINGS (LOSS)                           $   (748)        $      48         $ (3,982)         $    246
                                                      ========         =========         ========          ========

Earnings (loss) per common share
        Basic                                         $  (0.06)        $    0.00         $  (0.32)         $   0.02
        Diluted                                       $  (0.06)        $    0.00         $  (0.32)         $   0.02

Weighted average common and
        dilutive common equivalent
        shares outstanding
        Basic                                       12,450,607        12,419,586       12,432,759        12,409,429
        Dilutive                                    12,450,607        12,419,586       12,432,759        12,409,429




            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)



                                                                                        Nine months ended
                                                                                           September 30,
                                                                                      -----------------------
                                                                                      1998               1997
                                                                                      ----               ----
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net earnings (loss)                                                          $  (3,982)        $      246
        Adjustments to reconcile net earnings (loss)
             to net cash provided by (used in) operating
             activities
                Depreciation and amortization                                            1,309              1,261
                Provision for losses on contracts receivable                                (6)                84
                Deferred income taxes (benefit)                                         (2,151)                98
                Changes in assets and liabilities
                    Contracts receivable                                                (2,946)            10,610
                    Costs and estimated earnings in excess
                       of billings on contracts in progress                               (812)             1,559
                    Inventories                                                         (2,705)               259
                    Other current assets                                                (1,687)               662
                    Accounts payable and accrued liabilities                             4,654             (2,062)
                    Income taxes payable                                                  -                  (390)
                    Billings in excess of costs and estimated
                       earnings on contracts in progress                                   (34)            (4,666)
                    Other assets                                                        (1,208)              (227)
                                                                                    ----------        -----------

                Net cash provided by (used in)
                    operating activities                                                (9,568)             7,434
                                                                                    ----------         ----------

    Cash flows from investing activities
        Payments for purchase of property
             and equipment                                                                (183)              (294)
                                                                                    ----------         ----------


                                   (continued)
            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                                   (Unaudited)
                        (in thousands, except share data)

                                                                                         Nine months ended
                                                                                          September   30,
                                                                                    -----------------------------
                                                                                       1998               1997
                                                                                    ----------          ---------
    Cash flows from financing activities
        Net change in lines of credit                                                    4,399             (5,657)
        Proceeds from issuance of common stock                                              69                 48
        Obligations to issue common stock                                                1,258                  -
        Payments on long-term obligations                                                 (499)              (463)
                                                                                     ---------          ---------

                Net cash provided by (used in)
                    financing activities                                                 5,227             (6,072)
                                                                                     ---------           --------


    Net increase (decrease) in cash and cash equivalents                                (4,524)             1,068

    Cash and cash equivalents at beginning of period                                     5,802              3,258
                                                                                     ---------           --------

    Cash and cash equivalents at end of period                                        $  1,278            $ 4,326
                                                                                      ========            =======

Supplemental disclosures of cash flow information

    Cash paid during the period for
    Interest                                                                         $     335           $    265
    Income taxes                                                                             -                438








            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)

         1.       INTERIM CONDENSED FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements of Daw Technologies, Inc. (the "Company" or "Daw") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months and nine months ended September 30, 1998 and 1997 should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1997. The results of operations for the three months and nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

         2.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company did not have a material impact on earnings per share. Options and warrants to purchase 683,000 shares of common stock at $2.50 to $3.50 a share were outstanding for the nine months ended September 30, 1998. They were not included in the computation of earnings per share because the option's exercise prices were greater than the average market price of the common shares.

         3.       RECLASSIFICATIONS

         Certain reclassifications have been made to the financial statements for the three months and nine months ended September 30, 1997, to conform to the 1998 presentation.

         4.       LINES OF CREDIT

          At September 30, 1998, the Company maintained a revolving line of credit with a domestic bank for the lesser of $8,000 or the available borrowing base. The interest rate is computed at the bank's prime rate (8.25% at September 30, 1998) and requires monthly payments of interest. The Company had borrowings under the line of $5,629 and $1,230 as of September 30, 1998, and December 31, 1997, respectively. The line of credit is collateralized by certain domestic receivables, inventories, equipment and fixtures. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters.

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)

         4.    LINES OF CREDIT - CONTINUED

         The Company is currently in default of two loan covenants within the original loan agreement, however, the Company has signed a forbearance agreement with the lender where the lender has agreed to forebear exercise of its remedies providing the Company meets certain obligations as outlined in the forbearance agreement. All such obligations have been met. The Company is currently negotiating the renewal of the credit. Additionally, the Company is currently reviewing several other financing alternatives. There can be no assurances that such additional financing would be available on favorable terms.

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

         6.    INVENTORIES

         Raw material inventory at September 30, 1998 was $1,498 compared to $1,363 at December 31, 1997. Work-in-process inventory at September 30, 1998 was $2,570 compared to zero work-in-process inventory at December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

         The Company is an integrated systems solution provider of cleanrooms and cleanroom component systems for the semiconductor industry as well as the production of a new line of semi tractor sleeper shells. In recent years, the Company has typically had one to three significant customers, each of which accounted for more than 10% of the Company's annual revenues; these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature and continues to be adversely affected by a cyclical downturn that began in 1996.

           The Company recently received notification of the cancellation of one previously awarded contract and the indefinite delay of a second contract. Both contracts were with large North American companies, where the projects themselves are located in the United States and the People's Republic of China. Under the terms of these contracts, the Company is allowed to recover all costs associated with these contracts up through and including the respective cancellation dates. The cancellation and delay of these contracts is the direct result of the continuing uncertainty within the semiconductor industry. While industry analysts maintain that a strong capital spending recovery is on the horizon, the actual timeline of that recovery continues to be in question.

         While the industry downturn has resulted in fewer contracts available to bid, the Company has been successful in securing numerous new contracts. As a result, the Company's backlog has increased to $21.1 million at September 30, 1998 compared to $15.0 million at September 30, 1997. In addition to the backlog noted above, the Company's backlog from non-cleanroom related contracts was $7.0 million at September 30, 1998 compared to zero backlog at September 30, 1997. Although the Company has experienced an increase in the value of contracts awarded, management believes that the industry downturn adversely affected its revenues and results of operations for the first three quarters of 1998 and anticipates it will continue to adversely affect its revenues and profitability through the second and possibly the third quarters of 1999.

         Although there is uncertainty surrounding the timing of a recovery in the semiconductor industry, management continues to believe that changes taking place in the industry should result in expanded semiconductor industry capital expenditures in the long-term. In order to preserve the Company's asset base during the current industry slump and in response to the cancellation and delay of the above referenced contracts, management is continuing to implement aggressive cost cutting measures and reorganized its operating structure. In October 1998, the Company reduced its workforce by about 50% via layoffs and attrition. This reduction in workforce will result in estimated annual savings in payroll and related personnel benefits of $7.9 million. Additionally, the Company is implementing other cost cutting measures that will further reduce non-payroll related operating expenses. These operating cost reductions are a result of the poor industry conditions and a direct consequence of the lost contracts, both as noted above. It is management's intent to reduce the Company's cost structure to match anticipated current contract revenues without jeopardizing its ability to continue to develop state of the art cleanroom technology and provide world-class support to the Company's customers.

         To increase future revenues, the Company has recently established several sales related initiatives where the Company intends to enhance its current cleanroom fab related sales and expand its revenue base outside of the semiconductor industry. The Company has in the past, established a long-term presence well after the completion of the cleanroom project by remaining at facility sites and assisting in other construction and renovation projects. Management believes the Company can increase revenues by further utilizing its construction management expertise in these areas.

         During the current year, the Company began production of a new line of semi tractor sleeper shells using technology that was developed as part of the Company's cleanroom operations. This product has been quite successful in a small segment of the trucking industry. Management is actively pursuing numerous opportunities to expand the sales of this technology through other related applications. Additionally, management believes significant opportunities exist to exploit the Company's expertise in high quality metal fabrication, painting, and powder coating. In this area as well, management is actively pursuing numerous opportunities to develop additional revenue sources.

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


RESULTS OF OPERATIONS (Data in the tables are in thousands)


                                                    FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                               -------------------------------  -------------------------------
                                                    1998           1997             1998            1997
                                               --------------- ---------------  --------------  ---------------
STATEMENT OF OPERATIONS DATA:
Contract revenue..........................         $ 14,332        $ 11,453         $38,662         $ 44,711
Gross profit (loss) ......................              952           2,036            (328)           7,017
Selling, general and
    administrative expenses...............            1,640           1,833           4,993            6,027
Research and development..................               38              49             160              197
Net earnings (loss).......................             (748)             48          (3,982)             246

                                               ----------------------------------
                                                SEPTEMBER 30,    DECEMBER 31,
                                                    1998             1997
                                               ---------------- -------------
BALANCE SHEET DATA:
Cash and cash equivalents.................          $  1,278      $  5,802
Working capital...........................             9,978        15,248
Total assets..............................            38,229        32,364
Total liabilities.........................            20,184        11,664
Total shareholders' equity..................          18,045        20,700

         Contract revenue for the third quarter of 1998 increased by 25.1% to $14.3 million compared to $11.5 million for the third quarter of 1997. This increase was largely due to a large Asian contract that was subsequently canceled. Contract revenue for the nine months ended September 30, 1998 decreased by 13.5% to $38.7 million compared to $44.7 million for the nine months ended September 30, 1997. This decrease is attributed to the downturn in the semiconductor industry as more fully discussed above. The downturn has resulted in fewer contracts being worked on during the first three quarters of 1998 compared with the first three quarters of 1997. As noted above, the Company's contract revenues fluctuate substantially from quarter to quarter depending on such factors as the timing of significant customer orders, the timing of revenue and cost recognition, and fluctuations in the semiconductor equipment market.

         Gross profit for the third quarter of 1998 decreased by 53.2% to $952,000 from $2.0 million for the third quarter of 1997 and decreased as a percentage of contract revenue to 6.6% for the third quarter of 1998 from 17.8% for the third quarter of 1997. Gross profit for the nine months ended September 30, 1998 decreased by 104.7% to a loss of $328,000 from $7.0 million for the nine months ended September 30, 1997 and decreased as a percentage of contract revenue to a loss of 0.8% for the nine months ended September 30, 1998 from 15.7% for the nine months ended September 30, 1997. The decrease in gross profit is the result of the combination of lower margins realized on contracts in process, manufacturing inefficiencies related to lower volume of work in certain product divisions and production start-up costs related to the manufacture of panels for semi tractor sleeper shells by the Company's new manufacturing division for this product.

         During the first and second quarters of 1998, the Company was ramping up to full production, products manufactured by the Company's new transportation division. During this ramp-up the Company incurred manufacturing startup costs that had a significant impact on the gross profit of the Company for the nine months ended September 30, 1998. The transportation division began recognizing operating profits during the third quarter of 1998.

         The semiconductor industry downturn has resulted in a price competitive bidding environment. Contracts in process during the first three quarters of 1998 were awarded at margins significantly less than contracts in process during the first three quarters of 1997. In addition, the downturn has resulted in a decrease in the volume of certain manufactured products.

         Selling, general and administrative expenses for the third quarter of 1998 decreased by 10.5% to $1.6 million compared to $1.8 million for the third quarter of 1997, and decreased as a percentage of contract revenue to 11.4% for the third quarter of 1998 from 16.0% for the third quarter of 1997. For the nine months ended September 30, 1998, selling, general and administrative expenses decreased by 17.2% to $5.0 million compared to $6.0 million for the nine months ended September 30, 1997, and decreased as a percentage of contract revenue to 12.9% for the nine months ended September 30, 1998, from 13.5% for the nine months ended September 30, 1997. The decrease is a result primarily of management's effort to reduce its general and administrative expenses in light of the current semiconductor industry conditions.

         Research and development expense for the third quarter of 1998 decreased 22.4% to $38,000 compared to $49,000 for the third quarter of 1997. Research and development expense for the nine months ended September 30, 1998 decreased 18.8% to $160,000 compared to $197,000 for the nine months ended September 30, 1997. During 1997 the Company was involved with certain research and development projects related to value engineering of existing products. These projects were completed prior to the third quarter of 1998, resulting in lower research and development expense for the nine months ended September 30, 1998 compared to the same period in 1997.

         Depreciation and amortization expense for the third quarter of 1998 increased 40.7% to $152,000 compared to $108,000 for the third quarter of 1997. Depreciation and amortization expense for the nine months ended September 30, 1998 increased 28.3% to $413,000 compared to $322,000 for the nine months ended September 30, 1997. Of the $91,000 increase for the nine months ended September 30, 1998, $49,000 was the result of amortization of intangible assets recorded in connection with the acquisition of Intelligent Enclosures in May 1998.

         Interest expense for the third quarter of 1998 increased 170.4% to $146,000 compared to $54,000 for the third quarter of 1997. Interest expense for the nine months ended September 30, 1998 increased 26.4% to $335,000 compared to $265,000 for the nine months ended September 30, 1997. This increase is directly related to increased borrowings against the Company's credit line during 1998 compared to borrowings during 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at September 30, 1998 was $10.0 million compared to $15.2 million at December 31, 1997. This includes cash and cash equivalents of $1.3 million at September 30, 1998 and $5.8 million at December 31, 1997. The Company's operations used $9.6 million of cash during the nine months ended September 30, 1998, compared to providing $7.4 million of cash from operations during the nine months ended September 30, 1997. During the nine months ended September 30, 1998, the Company experienced an increase in receivables, costs and estimated earnings in excess of billings on contracts in progress, other current assets and inventories. In addition, the Company experienced an increase in accounts payables, accrued liabilities, and lines of credit, and a decrease in billings in excess of costs and estimated earnings on contracts in progress during the nine months ended September 30, 1998.

         At September 30, 1998, the Company had a line of credit totaling the lesser of $8.0 million or the available borrowing base. Amounts drawn under the line bear interest at the bank's prime rate (8.25% at September 30, 1998). The line is secured by certain equipment and fixtures, domestic receivables and inventories. The Company had $5,629 and $1,230 in borrowings against the line as of September 30, 1998, and December 31, 1997, respectively. The line of credit agreement contains restrictive covenants imposing limitations on payments on cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. The Company is currently in default of two loan covenants in the original loan agreement, however, the Company has signed a forbearance agreement with the lender where the lender has agreed to forebear its remedies providing the Company meets certain obligations as outlined in the forbearance agreement. The Company has met all such obligations.
The Company is currently negotiating the renewal of the credit line.

         Management believes that existing cash balances, borrowings available under the line of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through December 31, 1998. However, in the event the Company experiences adverse operating performance, above-anticipated capital expenditure requirements, or is unable to negotiate a renewal of its current credit lines, additional financing may be required. The Company is currently reviewing several other financing alternatives to supplement its current line of credit. There can be no assurance that such additional financing, if required, would be available on favorable terms or at all.


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

         YEAR 2000

         During the current year, the Company completed the installation of new computer hardware and a comprehensive information processing system, both of which are fully Year 2000 compliant. The installation of this hardware and software was done to improve information processing capabilities and efficiencies and was done irrespective of the Year 2000 issue. The Company regularly upgrades its computer hardware and software components and believes that it will not incur any additional expense to modify its systems due to the Year 2000 issue. Additionally, the Company plans to contact significant vendors, creditors, and customers to determine the extent to which the Company may be exposed to third party Year 2000 issues.



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

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                    Regulation S-K
                    Exhibit No.                   Description
                    --------------                ---------------------------

                    27                            Financial Data Schedule


                  (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DAW TECHNOLOGIES, INC.
                             (Registrant)


                                     By:     /s/  Michael J. Schifsky
                                         ------------------------------------
                                     Michael J. Schifsky
Dated:  November 13, 1998            It's: Chief Financial Officer