Form 10-K
period 1998-12-31
DAW TECHNOLOGIES INC /UT
filed 1999-03-31
CIK 882159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                             DAW TECHNOLOGIES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           UTAH                            0-21818               87-0464280
----------------------------        ---------------------    -------------------
(State or other jurisdiction        (Commission File No.)      (IRS Employer
     of incorporation)                                       Identification No.)

                               2700 SOUTH 900 WEST
                           SALT LAKE CITY, UTAH 84119
              -----------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (801) 977-3100

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          Common Stock, $0.01 Par Value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on March 25, 1999, was approximately $16,554,533. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

        As of March 31, 1999, the Registrant had 12,479,711 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for June 1, 1999 is incorporated by reference in Part III of this report.

================================================================================

                                TABLE OF CONTENTS


PART I ....................................................................................  1

Item 1. Business...........................................................................  1

Item 2. Properties.........................................................................  8

Item 3. Legal Proceedings..................................................................  9

Item 4. Submission of Matters to a Vote of Security Holders................................  9

PART II ................................................................................... 10

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.............. 10

Item 6. Selected Financial Data............................................................ 11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of
        Operations......................................................................... 12

Item 8. Financial Statements and Supplementary Data........................................ 19

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure......................................................................... 19

PART III................................................................................... 20

Item 10, 11, 12 and 13..................................................................... 20

PART IV ................................................................................... 21

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8BK .................. 21

SIGNATURES................................................................................. 23

FINANCIAL STATEMENTS....................................................................... F-1

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

        Historically, the semiconductor industry has been very cyclical in nature and has seen sudden and dramatic changes in demand for its products. Capital spending by semiconductor manufacturers closely follows the trend in the sale of chips. As chip sales rise, so too does capital spending. From 1988 to 1996, chip sales increased from roughly $50 billion per year to almost $150 billion. In response to this tremendous growth in sales, chip manufacturers increased capital spending in new equipment and fab facilities from around $12 billion to almost $45 billion during the same time period. Since their peak in 1995 chip sales have dropped to around $122 billion in 1998, thus causing a dramatic decrease in capital expenditures by the industry over that period of time.

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

        Diversification of Revenue Base. As a result of the past three year down turn in the semiconductor industry, the Company's revenue base from cleanroom sales has been severely impacted by reduced capital spending by semiconductor companies. To counter this drop in sales and reduce the Company's dependence on this highly cyclical industry, the Company has recently begun to diversify its operations and secure revenue sources from other products and industries. It is the Company's objective to obtain 40% of its revenues from non-cleanroom sources by applying its product and engineering expertise in custom metal fabrication, airflow systems, and high tech panel production to similar type products used by other businesses in other industries.

        During the first quarter of 1998, the Company announced its entrance to the transportation industry where it is now producing sleeper cabs for heavy-duty trucks. By applying similar wall panel systems technology used in cleanrooms, the Company is able to produce a stronger and lighter weight product than conventional sleeper cabs used by truck manufacturers. The Company anticipates this will become a significant division of the Company within a few years. Additionally, the Company has announced its entrance into the commercial and industrial air handling industry, and the development of its new air entrance system for large national retail centers. The Company has also recently entered into various contract manufacturing agreements whereby the Company manufactures products owned and marketed by third parties. To date, all of the Company's diversification initiatives have utilized existing design and engineering resources as well as manufacturing equipment at its Salt Lake City facility, thus requiring minimal capital resources and more fully utilizing existing equipment and facilities.

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

        The Company's cleanroom component systems include the following:

        STRATUS(R) Air Handlers. Stratus(R) Air Handling Systems deliver quiet, efficient and conditioned prefiltered air to clean manufacturing facilities. The Company manufactures and installs recirculating air handling systems, make-up air handling systems and localized fan filter units. The Company's air handlers are designed to reduce noise, vibration and power consumption and meet stringent standards defined by the industry. The moving elements in a STRATUS(R) recirculating air handler are balanced to less than 25 milli-inches per second of vibration and meet stringent noise standards. Fan and motor bearings are rated in excess of the industry standards for continuous, uninterrupted service. The Company offers digitally controlled systems that instruct the air handler to adapt to changes in temperature, relative humidity, pressure drop and other environmental factors using feedback from an array of specialty sensors.

        AIR-FRAME(TM) Ceiling Systems. AIR-FRAME(TM) Ceiling Systems are designed to provide ultra-clean air filtration and unidirectional airflow for cleanroom application. Each system fully integrates lighting, ionization and fire suppression into the ceiling modules for single point connection in the field. Modules can be fully welded or stick-built in sizes ranging from 1' x 1' to 10' x 24' and each are capable of supporting air handlers in excess of 4,000lbs. Individual modules can be configured as tunnels or as large ballrooms to form cleanrooms of virtually unlimited size and shape. The Company offers seven different ceiling schemes. Each is tailored to a particular cleanroom application to create optimal performance while maintaining absolute flexibility, facilitating rapid modifications to evolving cleanrooms. Precision modules (tolerance +0", -1/8") are custom-made of light weight precision-extruded aluminum (tolerance +/- .003") and finished with a nonshedding baked-on powder coat epoxy. Each module is carefully designed with all appropriate column notches and structural hanging points to match existing field conditions. Each module is taken directly off the powder coat line and placed in an on-site Class 10,000 clean packaging area where they are prewired, prelighted and clean packaged.

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

        NETWORK(R) Wall Systems. NetWork(TM) Wall Systems separate cleanrooms into distinct airflow zones. Network(TM) offers five different wall systems: 2" studless self-supporting panels, 1/2" panel on aluminum stud, 1/4" batten panels on steel stud, 1/4" furring panels, and 1 3/4" 3 in 1 wall. The 1 3/4" wall can be: A. 1 3/4" studless, self-supporting panels; B. 1 3/4" panel on aluminum stud; or C. 1/4" panel on aluminum stud all fully compatible with one another. Each of these wall systems has been developed to permit any or all systems to be interfaced together maintaining a uniform appearance. A typical installation might use 1/4" panels furred over existing walls, 2" panels in the large ballroom areas and 1/2" panels on structural studs to support AIR-FRAME(TM) ceiling modules and Stratus(R) air handlers. Each panel is constructed of .032" aluminum skins laminated to an aluminum honeycomb core and finished with a nonshedding baked-on powder coat epoxy. Panels are held to strict dimensional and structural tolerances with surface flatness varying less than +/- .032", panel length and width accurate to +/- .040" and deflection less than L/240 at 5 lbs. per square foot. The panel edge is gasketed to provide a seal between varying cleanroom zones. Their lightweight construction permits ease of installation and field modification for equipment penetrations and bulkheading. Walls are demountable and non-progressive, meaning individual panels may be removed or replaced without affecting surrounding panels.

        MATRIX(R) Raised Access Flooring. MATRIX(TM) Raised Access Floors have been designed to meet the exacting air flow, structural and cleanliness requirements of Class 0.1 to Class 1000 cleanrooms. MATRIX(R) floors provide maximum structural capability utilizing easily removable panels which meet the special material and airflow requirements of cleanrooms. MATRIX(R) panels are available in a variety of finishes for corrosion resistance and conductivity requirements. The Company recently introduced the Vari-Span structural system, which reduces the number of pedestals needed to support the floor, allowing design freedom for an open waffle slab and frees under-floor space for additional process piping and conduits.

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

        Because of the nature of the Company's business and the size of contracts it enters into with its customers, the Company typically has had one to three customers in each year which accounted for more than 10% each of revenues. Customers that account for a significant amount of revenues in one year, however, do not necessarily remain significant in subsequent years. In its strategy to diversify into businesses utilizing its core competencies and technologies, the Company has established one significant customer for its sleeper cabs, the loss of which would have a material adverse effect on that business.

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

PRODUCT DEVELOPMENT

        The Company's product development effort focuses on enhancing existing products and developing new products to meet customer requirements. The Company seeks to develop innovative products, be on the cutting edge of new semiconductor technology including the 300mm manufacturing facility, and modify existing products to make them less expensive to produce and easier to install. This is partially accomplished by analyzing feedback from sales and service personnel on industry needs and developments. The Company regularly tests new ideas and techniques and measures the performance of new and existing products using a new AMCA-certifiable semi-reverberant testing laboratory adjacent to its manufacturing plant. The Company believes that its significant and growing experience base in designing, installing and servicing cleanrooms and manufacturing cleanroom components is a competitive advantage. The Company has also incurred product development expenses related to its effort to diversify its business which has resulted in its sleeper cab and commercial air handling products. The Company incurred approximately $293,000, $246,000 and $282,000 in non-project related research and development costs in 1998, 1997 and 1996, respectively.

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

BACKLOG

        The Company's backlog consists of future revenue that the Company expects to realize from work to be performed on uncompleted contracts, including new contractual arrangements on which work has not begun. At December 31, 1998, the Company's backlog was $12.8 million compared to $15.7 million at December 31, 1997. The Company's contracts, however, frequently allow the customer to terminate the project at any time. If a customer terminates a project, the Company would typically be entitled to progress payments earned to the date of termination, plus reimbursement of certain costs associated with the contract. Accordingly, the Company's backlog could be reduced if a customer terminates a contract, and there can be no assurance that a customer will not terminate a contract.


EMPLOYEES

        The Company employed approximately 311 full-time employees and 46 part-time employees on December 31, 1998, compared to 366 full-time employees and 4 part-time employees on December 31, 1997. The Company's employees at its Salt Lake City, Utah facility are not represented by a labor union. The Company believes that its relationship with its employees is good. Where required by local practice or customer contract, the Company utilizes union members for on-site installation. In those instances, the Company has agreed to be bound by collective bargaining agreements and has agreed to contribute to union sponsored pension plans, including multi-employer pension plans. Under the Employee Retirement Income Security Act of 1974, as amended, the Company may be liable to a multi-employer plan upon its withdrawal from the plan for the Company's share of the unfunded liabilities of the plan.


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


        The Company also leases administrative office space totaling approximately 9,100 square feet in Austin, Texas; Hsin-Chu, Taiwan; Livingston, Scotland; and Aix-en-Provence, Southern France with various lease expiration dates ranging from 2000 through 2006. The Company believes that its facilities are adequate for its current needs and it could obtain additional space on commercially reasonable terms, if needed.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        The Company's Common Stock is listed and traded on the NASDAQ Stock Market (National Market System) under the symbol "DAWK." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock, as reported on the NASDAQ Stock Market for the years ended December 31, 1998 and 1997, respectively.


                                                     HIGH                  LOW
                                                    ------                ------
YEAR ENDED DECEMBER 31, 1998:
     First Quarter ........................         $1.906                $1.219
     Second Quarter .......................          2.938                 1.375
     Third Quarter ........................          2.313                 1.219
     Fourth Quarter .......................          1.219                 0.656

YEAR ENDED DECEMBER 31, 1997:
     First Quarter ........................         $3.625                $2.500
     Second Quarter .......................          3.125                 2.094
     Third Quarter ........................          2.500                 1.750
     Fourth Quarter .......................          2.500                 1.594


        The Company did not pay or declare dividends on its Common Stock during the years ended December 31, 1998, 1997 and 1996. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future. Under the terms of the Company's revolving line of credit agreement, the Company has agreed not to pay any dividends during the term of this agreement.

        As of March 30, 1999, the Company had 12,479,711 shares of its Common Stock outstanding, held by 132 shareholders of record, which does not include shareholders whose shares are held in securities position listings.

ITEM 6. SELECTED FINANCIAL DATA.

        The following table sets forth selected financial data of the Company. The summary financial data in the table is derived from the financial statements of the Company. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (in thousands, except per share data).


                                                       YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------
                                           1998       1997       1996       1995        1994
                                         --------- ---------- ---------- ----------- -----------
STATEMENT OF OPERATIONS DATA:
Revenues.........................        $ 53,078  $  52,541  $ 112,826  $   70,635  $   47,732
Cost of goods sold...............          51,223     47,272     97,364      63,484      39,579
                                         --------- ---------- ---------- ----------- -----------
Gross profit.....................           1,855      5,269     15,462       7,151       8,153
                                         --------- ---------- ---------- ----------- -----------
Selling, general and
administrative expenses..........           6,513     8,373      10,274       6,333       3,584
Research and development.........             293       246         282         255         157
Depreciation and amortization....             563        431        400         219         156
                                         --------- ---------- ---------- ----------- -----------
                                            7,369      9,050     10,956       6,807       3,897
                                         --------- ---------- ---------- ----------- -----------
Earnings (loss) from operations..          (5,514)    (3,781)     4,506         344       4,256
Other income (expense), net......            (483)      (344)       352         119         359
                                         --------- ---------- ---------- ----------- -----------
Earnings (loss) before income              (5,997)    (4,125)     4,858         463       4,615
taxes............................
Income taxes (benefit)...........          (2,075)    (1,866)     1,548         176       1,753
                                         ========= ========== ========== =========== ===========
NET EARNINGS (LOSS) .............        $ (3,922)  $ (2,259) $   3,310  $       287 $     2,862
                                         ========= ========== ========== =========== ===========
Earnings (loss) per common share
    Basic........................        $ (0.32)     $(0.18)      $0.27       $0.02       $0.26
    Diluted......................        $ (0.32)     $(0.18)      $0.27       $0.02       $0.25
Weighted-average common and
dilutive common equivalent
shares outstanding
    Basic........................          12,440      12,416     12,350      12,148      11,182
    Diluted......................          12,440      12,416     12,393      12,365      11,370


                                                   DECEMBER 31,
                                ------------------------------------------------
                                1998       1997       1996      1995        1994
                                ----       ----       ----      ----        ----
BALANCE SHEET DATA:
Cash and cash equivalents     $ 2,140    $ 5,802    $ 3,258    $ 5,885    $2,7111
Working capital ..........     10,674     15,248     17,112     15,431    14,1555
Total assets .............     30,841     32,364     49,495     40,072    23,6088
Total liabilities ........     12,714     11,664     26,557     20,633     7,3555
Total shareholders' equity     18,127     20,700     22,938     19,409     16,253

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

        The Company's principal line of business is an integrated systems solution provider of cleanrooms and cleanroom component systems for the semiconductor industry. In recent years, the Company has typically had one to three significant customers, each of which accounted for more than 10% of the Company's annual revenues; these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature and continues to be adversely affected by the industry downturn that began in the latter part of 1996. Capital spending by semiconductor manufacturers has always closely followed chip sales. As chip sales increased from around $50 billion per year in the late 1980's to a peak of $150 billion in 1995, capital spending on equipment and facilities by the chip manufactures surged to $45 billion from about $12 billion during the same period of time. As chip sales have declined over the past three years to about $122 billion in 1998, capital spending on new equipment and facilities plunged to less than $30 billion in 1998.

        The Company's operating results have been severely impacted by the reduced capital spending of the semiconductor industry. While the industry has shown several signs of recovery over the past two years, it has been consistently disappointed by continued declines. Management believes the downturn is nearing its end but may continue through the first and second quarters of 1999. How quickly any recovery will take place is still subject to significant uncertainty. The downturn has resulted in fewer contracts available to bid, a significant increase in price competition on contracts that were awarded, and reduced margins on such contracts. During 1998, the Company experienced fewer new contract awards resulting in a decrease in the Company's backlog from $15.7 million at December 31, 1997 to $12.8 million at December 31, 1998.

        Although there is uncertainty surrounding the timing of a recovery in the semiconductor industry, management continues to believe that changes taking place in the industry should result in expanded semiconductor industry capital expenditures in the long-term. Delays in the ramp-up of 300mm technology have delayed the expected construction of a whole series of 300mm fabs worldwide. Due, in part, to the lack of 300mm process tools, weaker than expected demand, and the current focus on lowering process geometries from .25m to .18m, the 300mm effort appears to have been delayed indefinitely. In response to the current downturn, management has taken steps to reduce the Company's cost structure including a reduction in the Company's work force of more than fifty percent during the fourth quarter of 1998. During 1999, management will closely monitor the Company's cost structure and take appropriate actions as considered necessary, but will continue to develop state of the art cleanroom technology and provide world-class support to the Company's customers.

        In response to reduced revenue generated by the sale of cleanrooms, the Company has recently undertaken several initiatives to expand its revenue base beyond the semiconductor industry and to reduce its reliance on this historically cyclical business. During the first quarter of 1998, the Company announced its entrance into the transportation industry where it is producing sleeper cabs for heavy-duty trucks. By applying similar wall panel systems technology used in cleanrooms the Company produces a stronger, more durable, and lighter weight product than traditional sleeper cabs. During 1998, this new product accounted for almost 13% of total revenues and is expected to make an even greater contribution in 1999. Additionally, the Company has developed a line of commercial and industrial air handling systems for the commercial construction industry. While development was begun during 1998 significant interest has been shown by the market in this product. The Company has also developed an air door system used by large national retail chains in their new "superstores". The air entrance is a recirculating air handling system using an overhead plenum to deliver high volume low velocity airflow across the open doorway, thus eliminating the need for physical doors. This product also shows great promise of providing significant gross profit over the next two years. Additionally, the Company has entered into several contract manufacturing agreements whereby the Company manufactures products owned and marketed by third parties. It is the Company's objective to develop and maintain 40% of its revenues from sources outside of the semiconductor industry by applying its product and engineering expertise in custom metal fabrication, airflow systems and panel production to similar type products used in other industries.

        The Company's revenue and operating results fluctuate substantially from quarter to quarter depending on such factors as the timing of significant customer orders, the timing of revenue and cost recognition, variations in contract mix, changes in customer buying patterns, fluctuations in the semiconductor equipment market, utilization of capacity, manufacturing productivity and efficiency, availability of key components and trends in the economies of the geographical regions in which the Company operates.

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

RESULTS OF OPERATIONS

Revenue from operations

                                        1998            Change      1997          Change        1996
                                        ----            ------      ----          ------        ----
Cleanrooms and Related Products       $ 46,298          11.9 %    $ 52,541        (53.4)%     $112,826
Other Products ................          6,789          100.0%          --           --             --
Total Revenue .................       $ 53,078            1.0%    $ 52,541           --       $112,826


        Revenue from cleanrooms and related products decreased 11.9% in 1998 to $46.3 million from $52.5 million in 1997. The decrease was due to the continued downturn in the semiconductor industry's capital expenditures for new equipment and fab facilities as more fully discussed above. During 1997, contract revenue decreased by 53.4% to $52.5 million from $112.8 million in 1996. This decrease is directly related to the beginning of the sudden and dramatic downturn in the semiconductor industry as more fully discussed above.

        Revenue from other products increased to $6.8 million in 1998 from $0.0 in 1997. The increase is due to the start-up of new lines of business including the Company's new line of sleeper cabs, contract manufacturing, and other product sales that were non-existent in 1997.

        North America - Cleanroom revenue for the year ended December 31, 1998 decreased by 25.2% to $23.5 million from $31.4 million for the year ended December 31, 1997. As a percentage of total cleanroom revenue, North America decreased to 50.8% in 1998 compared to 59.8% in 1997. The decrease in contract revenue is attributed to the semiconductor industry downturn resulting in fewer and smaller contracts available during 1998 than in 1997.

        Revenue from other products of $6.8 million was primarily attributable to sales of sleeper cabs sold only in North America in 1998.

        Cleanroom revenue for the year ended December 31, 1997 decreased by 57.8% to $31.4 million from $74.4 million for the year ended December 31, 1996. As a percentage of total revenue North America decreased to 59.8% in 1997 compared to 66.0% in 1996. The decrease is the result of fewer contracts received in North America due to the precipitous decline in capital spending by the semiconductor industry.

        Asia/Pacific Rim - Cleanroom revenue for the year ended December 31, 1998 increased by 2.7% to $9.8 million from $9.6 million for the year ended December 31, 1997. As a percentage of total cleanroom revenue Asia/Pacific revenue increased to 21.2% in 1998 compared to 18.2% in 1997. The increase in revenue and percentage was due to the award of a significant project in China. The contract was subsequently placed on indefinite suspension due to the uncertainty of the Asian market.

        Cleanroom revenue for 1997 decreased by 38.9% to $9.6 million from $15.6 million for the year ended December 31, 1996. As a percentage of total cleanroom revenue Asia/Pacific increased to 20.6% in 1997 compared to 13.9% in 1996. Two factors contributed to the decrease in Asia/Pacific revenue. First, during 1996 the Company recognized revenue for two significantly large contracts in Taiwan. These contracts were substantially completed during 1996. Second, the semiconductor industry downturn impacted Taiwan and other Asian countries to the extent that the Company did not have the same opportunity to bid on contracts in 1997 that it had during 1996.

        Europe - Cleanroom revenue for the year ended December 31, 1998 increased by 12.0% to $13.0 million from $11.6 million for the year ended December 31, 1997. As a percentage of total cleanroom revenue European revenue increased to 28.0% in 1998 compared to 22.0% in 1997. While the semiconductor industry has experienced a worldwide downturn, it has not appeared to have affected the European segment as dramatically as the Asian and North American markets. Additionally, the Company has been able to win contracts in new countries that it has not done business in previously.

        Cleanroom revenue for 1997 decreased by 49.1% to $11.6 million from $22.8 million for the year ended December 31, 1996. As a percentage of total cleanroom revenue Europe increased to 22.0% in 1997 compared to 20.2% in 1996. The decrease in volume is attributed to two factors. First, the worldwide semiconductor industry downturn has delayed the investment into the European community by most major semiconductor manufacturers resulting in fewer contracts available during 1997 compared to 1996. Second, during 1996 the Company was involved in an unusually large project in France that generated a significant amount of revenue during 1996 that was not available to the Company during 1997.


Gross Profit

                                        1998      Change    1997     Change    1996
                                        ----      ------    ----     ------    ----
Gross profit                           $1,855    (64.8)%    $5,269   (65.9)%   $15,462
Percentage of revenues                   3.5%                10.0%               13.7%

        Gross profit for the year ended December 31, 1998 decreased by 64.8% to $1.9 million from $5.3 million for the year ended December 31, 1997. Gross profit decreased as a percentage of revenue to 3.5% for 1998 compared to 10.0% for 1997. The decrease in gross margin is the direct result of the semiconductor industry downturn. The downturn has resulted in fewer contracts awarded and those that were awarded were done so after a highly competitive bidding process placing significant downward pressure on pricing and thus resulting in lower margins.

        Gross profit for 1997 increased by 65.9% to $5.3 million from $15.5 million in 1996 and decreased as a percentage of contract revenue to 10.0% in 1997 from 13.7% in 1996. The decrease in gross profit was the direct result of the massive reductions in contracts awarded form 1996 to 1997 as the semiconductor industry entered its first full year of its downturn. During 1996 the Company geared up and increased its production capacity in anticipation of continued significant increases in demand for its products. As the downturn gained momentum throughout 1997, the Company had fewer contracts to which it could allocate its increased fixed manufacturing overhead costs. Additionally, the contracts that were awarded were done so at lower margins.

Selling, General and Administrative Expenses

                                          1998     Change      1997    Change    1996
                                          ----     ------      ----    ------    ----
Selling, general and
  administrative expenses               $6,513     (22.2)%     8,373   (18.5)%   $10,274
Percentage of revenues                   12.3%                 15.9%                9.1%

        Selling, general and administrative expenses for 1998 decreased 22.2% to $6.5 million, from $8.4 million, and decreased as a percentage of revenue to 12.3% for the year ended December 31, 1998 compared to 15.9% for the year ended December 31, 1997. The decrease in selling, general and administrative expenses in 1998 compared with 1997 was the result of an aggressive cost reduction program as well as significant headcount reductions completed during the fourth quarter of 1998 where approximately 300 employees were laid off, thus reducing payroll and related expenses in excess of $5.5 million.

        Selling, general and administrative expenses for 1997 decreased 18.5% to $8.4 million, or 15.9% of contract revenue, from $10.3 million, or 9.1% of revenue, in 1996. The decrease in selling, general and administrative expenses was the result of a reduction in general and administrative headcount during the first and second quarters of 1997 in response to the significant reduction in cleanroom activity during the first half of 1997.

Research and Development

                                         1998       Change     1997    Change     1996
                                         ----       ------     ----    ------     ----
Research and
  Development expense                    $293        19.1%     $246    (12.8)%    $282
Percentage of revenues                    0.6%                  0.5%               0.2%

        Research and development expense increased slightly in actual dollars spent from 1997 to 1998. This increase was not material. Management believes that the Company will increase its research and development expenses during 1999, both in actual dollars spent and as a percentage of revenue in order to develop innovative products, to be on the cutting edge of the 300mm manufacturing facility technology and to modify existing products to be less expensive to produce and easier to install.

        Research and development expense decreased slightly from 1996 to 1997. This decrease was the result of fewer research and development projects that were based on specific customers and contracts.


Depreciation and Amortization

                                         1998      Change      1997      Change   1996
                                         ----      ------      ----      ------   ----
Depreciation and
  amortization expense                   $563       30.6%      $431       7.8%    $400
Percentage of revenues                    1.1%                  0.8%               0.4%

        Depreciation and amortization expense during 1998 increased by 30.6% to $563,000, or 1.1% of revenue, from $431,000, or 0.8% of revenues, in 1997. This increase was the result of a full years depreciation expense on leasehold improvements, furniture, fixtures, computer equipment and software purchased during 1997.

        Depreciation and amortization expense in 1997 increased by 7.8% to $431,000, or 0.8% of revenues, from $400,000, or 0.4% of revenues, in 1996. This increase was the result of the purchase of leasehold improvements, furniture, fixtures, computer equipment and software required for the increased sales, marketing and administrative activities during 1997.

Other Income (Expense), net

                                         1998      Change     1997     Change    1996
                                         ----      ------     ----     ------    ----
Other income (expense)                  $(483)     (40.4)%   $(344)   (197.7)%    $352
Percentage of revenues                   (0.9)%               (0.7)%               0.3%

        Other income (expense) increased in 1998 to $(483,000) from $(344,000) in 1997. This increase was largely due to an increase in interest expense in 1998 resulting from an increase in the average outstanding balance on the Company's revolving line of credit over 1997

        Other income (expense) decreased in 1997 to $(344,000) from $352,000 in 1996. The decrease was the result of foreign currency losses recognized during 1997 from the decline in Taiwan dollars throughout 1997 and a litigation settlement included as part of other income during 1996.


Income Taxes (Benefit)

                                         1998      Change     1997      Change     1996
                                         ----      ------     ----      ------     ----
Income taxes (benefit)                $(2,075)      11.2%   $(1,866)   (220.5)%   $1,548
Percentage of revenues                   (3.9)%                (3.6)%                1.4%

        The effective tax rate (benefit) for 1998 was approximately (35)% compared to (45)% for 1997 and 32% for 1996. The decrease in the effective tax rate from 1997 to 1998 was primarily the result of a tax benefit resulting from the loss before taxes, calculated at the statutory federal rate (see Note I of Notes To Financial Statements).

The decrease from 1996 to 1997 was primarily the result of tax benefits the Company was able to utilize during 1997 on foreign sales which were taxed in the Company's foreign sales corporation.


LIQUIDITY AND CAPITAL RESOURCES

        Working capital at December 31, 1998 was $10.7 million compared to $15.2 million at December 31, 1997. This included cash and cash equivalents of $2.1 million and $5.8 million at December 31, 1998 and 1997 respectively. Receivables, including retentions, (see Note D of Notes to Financial Statements) decreased to $8.9 million at December 31, 1998 compared to $12.5 million at December 31, 1997. This decrease was the result of lower revenues from fewer contracts during 1998 compared to 1997. Days sales outstanding (the ratio between receivables, excluding retention, and average daily revenue taken over the year) decreased to 61 days at December 31, 1998, from 87 days at December 31, 1997.

        The Company's operations used $6.9 million of cash during 1998, compared to providing $7.9 million of cash in 1997. During 1998, the Company experienced a decrease in receivables of $3.5 million as a result of the decline in revenues and a decrease in accounts payable and accrued expenses of approximately $1 million.

        The Company maintained a revolving line of credit with a domestic bank for the lesser of $6 million or the available borrowing base for the period ended December 31, 1998 and $8 million for the period ended December 31, 1997. The interest rate is computed at the bank's prime rate (8.75 percent at December 31, 1998) and requires monthly payments of interest. The line of credit expired June 30, 1998 and was extended to December 31, 1998. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At December 31, 1998, the Company was out of compliance on certain indebtedness covenants for which they signed a forbearance agreement with the lender where the lender has agreed to forbear exercise of its remedies against the Company. Subsequent to year end the Company signed an extension of the line of credit through March 31, 1999. The Company is currently reviewing several financing alternatives.

        During 1998, the Company used $167,000 for the purchase of property and equipment. The Company anticipates that its capital expenditures in 1998 for routine additions and replacements of property, and equipment will be less than $250,000. These purchases will be financed through long-term debt or capital leases.

        Management believes that existing cash balances, borrowings available under the line of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through December 31, 1998. However, in the event the Company experiences adverse operating performance, above-anticipated capital expenditure requirements, or is unable to renew its existing line of credit, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms if at all.

YEAR 2000 ISSUES

        The Company has developed a comprehensive plan to address year 2000 issues. The areas of focus are as follows: i) the Company's information technology systems; ii) the Company's non-information technology systems (i.e. machinery, equipment and devices which utilize built in or embedded technology); and iii) third party suppliers and customers. The Company is undertaking its year 2000 review in the following phases: awareness (education and potential impact of year 2000 issue), identification (identifying processes or systems which are exposed to the year 2000 issue), assessment (identifying the potential impact of year 2000 on the equipment, processes and systems identified during the previous phase), testing and verification (testing to determine if an item is compliant or the degree to which it is not), and implementation (carrying out necessary remedial efforts to address year 2000 readiness, including validation of upgrades, patches or other year 2000 fixes).

        During 1998, the Company completed the installation of Oracle application software, a comprehensive enterprise-wide business system. This system affects nearly every aspect of the Company's operations, including: financial accounting, purchasing and accounts payable, raw material inventory control, production planning and scheduling, and invoicing and accounts receivable. All Oracle application software utilized by the Company is fully year 2000 compliant. In conjunction with the installation of the Oracle software, the Company installed new HP computer hardware to run the application software. While the HP hardware is not yet fully year 2000 compliant, the Company has in its possession the necessary software to make the hardware's operating systems fully year 2000 compliant and will so by late spring. The Company expects to test these hardware, operating systems and software applications in early 1999 to confirm year 2000 readiness. The Company has identified other hardware, operating systems and software applications used in its process control and other information systems and is in the process of obtaining year 2000 compliance information from the providers of such hardware, operating systems and applications software. The Company expects to work with vendors to test the year 2000 readiness of such hardware, operating systems and software application systems. The Company has no internally developed software applications.

        The Company has substantially completed inventorying its non-information technology systems and is assessing the year 2000 issues to determine appropriate testing and remediation. The Company has completed its assessment of its major non-information technology systems and is currently implementing patches to make all such systems fully year 2000 compliant.

The Company has significant relationships with various third parties, and the failure of any of these third parties to achieve year 2000 compliance could have a material adverse impact on the Company. The Company expects to survey each major third party supplier to confirm their year 2000 readiness. This review process will continue into the second quarter of 1999.

        The Company is in the process of preparing contingency plans for critical areas to address year 2000 failures if remedial efforts are not fully successful. The Company's contingency plans are expected to target the Company's most reasonably likely worst case scenarios. The Company's contingency plans will be based in part on the results of third-party supplier surveys and thus are not fully developed at this time. Completion of initial contingency plans is targeted for the summer of 1999.

        No assurance can be given that the Company will not be materially adversely affected by year 2000 issues. The Company may experience material unanticipated problems and costs caused by undetected errors or defects in its information and non-information technology systems. In addition, the failure of third-parties to timely address their year 2000 issues could have a material adverse impact on the Company's business, operations, and financial condition.

        The installation of the Oracle application software and related hardware and operating systems was done to improve information processing capabilities and efficiencies and was done irrespective of the year 2000 issue. The Company regularly upgrades its computer hardware and software components on a regular basis and believes it will not incur any additional material expense to modify its systems due to the year 2000 issue.

        The foregoing discussion of the Company's year 2000 readiness includes forward-looking statements, including estimates of the timeframes and costs for addressing this issue and is based on management's current estimates which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved, and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel with required remediation skill, the ability of the Company to identify and correct or replace all relevant computer code and the success of third parties with whom the Company does business in addressing their year 2000 issues.

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

                                    PART III


ITEM 10, 11, 12 AND 13.

        These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for June 1, 1999. The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)     Documents Filed as Part of this Report:

                (1) Financial Statements. The following financial statements are filed with this report beginning on page F-1:

                -       Report of Independent Certified Public Accountants

                -       Balance Sheets as of December 31, 1998 and 1997

                - Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

                - Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

                - Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

                -       Notes to Financial Statements

        (2) Financial Statement Schedule. The following financial statement schedules for the years ended December 31, 1998, 1997 and 1996 are included herein beginning on page S-1:

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

        (b)     Reports on Form 8-K:

                None.

        (c)     Exhibits:

                The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the Commission as indicated below:

                                  EXHIBIT INDEX


 REGULATION
S-K EXHIBIT
    NO.                           DESCRIPTION                           SEQUENTIAL PAGE NO.
------------    -------------------------------------------------   -------------------------
         3.1    Restated Articles of Incorporation*                 [Form 10-KSB for the
                                                                    year ended December 31,
                                                                    1994, Exhibit No. 3.1]
         3.2    Bylaws of the Company*                              [Form 10-KSB for the
                                                                    year ended December 31,
                                                                    1992, Exhibit No. 3.2]
        10.1    Agreement and Plan of Merger*                       [Form 8-K dated October
                                                                    1992, Exhibit 10.1]
        10.2    1993 Stock Option Plan*                             [Form 10-KSB for the
                                                                    year ended December 31,
                                                                    1993, Exhibit 10.4]
        10.3    Amendment No. 1 to 1993 Stock Option Plan*          [Form 10-Q for quarter
                                                                    ended June 30, 1997,
                                                                    Exhibit 10.1]
        10.4    Amendment No. 2 to 1993 Stock Option Plan*          [Form 10-K for the year
                                                                    ended December 31,
                                                                    1997, Exhibit 10.4]
        10.5    Revolving Domestic Line of Credit Agreement         Filed herewith.
                as Amended by the Second Extension Agreement

        10.6    Lease Agreement for Salt Lake City facility*        [Form 10-KSB for the
                                                                    year ended December 31,
                                                                    1993, Exhibit 10.6]

        10.7    Amendment to Lease Agreement*                       [Form 10-K for the year
                                                                    ended December 31,
                                                                    1996, Exhibit 10.5]

        23.1    Consent of Independent Certified Public             Filed herewith.
                Accountants.

          27    Financial Data Schedule                             Filed herewith.


-------------------------

*  These exhibits are incorporated herein by reference.

        (d)    Financial Statement Schedules:

               See Item 14(a)(2) of this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                                  DAW TECHNOLOGIES, INC.

                                  By: /s/ Ronald W. Daw
                                     -------------------------------------------
                                          Ronald W. Daw
                                          Chairman of the Board, President and
                                          Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.

                  SIGNATURE                                CAPACITY IN WHICH SIGNED
                  ---------                                ------------------------



/s/ Ronald W. Daw                                    Chairman of the Board, President, Chief
-------------------------------------          Executive Officer and Director (Principal
Ronald W. Daw                                                 executive officer)


/s/ Michael J. Schifsky                             Senior Vice President, Chief Financial
-------------------------------------                  Officer (Principal financial and
Michael J. Schifsky                                          accounting officer)


/s/ Robert G. Chamberlain                                          Director
-------------------------------------
Robert G. Chamberlain


/s/ Charles L. Bates, Jr.                                          Director
-------------------------------------
Charles L. Bates, Jr.


/s/ James S. Jardine                                               Director
-------------------------------------
James S. Jardine


/s/ Robert J. Frankenberg                                          Director
-------------------------------------
Robert J. Frankenberg

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Daw Technologies, Inc.


We have audited the accompanying balance sheets of Daw Technologies, Inc. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daw Technologies, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                  Grant Thornton LLP


Salt Lake City, Utah
February 26, 1999

                             Daw Technologies, Inc.

                                 BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                    December 31,
                                                                --------------------
                                                                 1998         1997
                                                                -------      -------
CURRENT ASSETS
     Cash and cash equivalents                                  $ 2,140      $ 5,802
     Accounts receivable, net                                     8,904       12,472
     Costs and estimated earnings in excess
        of billings on contracts in progress                      7,546        3,702
     Inventories, net                                             1,233        1,363
     Deferred income taxes                                          655          352
     Other current assets                                         2,391        2,144
                                                                -------      -------
               Total current assets                              22,869       25,835

PROPERTY AND EQUIPMENT - NET, AT COST                             4,859        6,304
DEFERRED INCOME TAXES                                             1,921          135
OTHER ASSETS                                                      1,192           90
                                                                -------      -------

                                                                $30,841      $32,364
                                                                =======      =======

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued liabilities                   $ 4,749      $ 5,700
     Billings in excess of costs and estimated
        earnings on contracts in progress                         1,635        3,005
     Lines of credit                                              5,254        1,230
     Current portion of long-term obligations                       557          652
                                                                -------      -------

               Total current liabilities                         12,195       10,587

LONG-TERM OBLIGATIONS, less current portion                         519        1,077
COMMITMENTS AND CONTINGENCIES                                        --           --
SHAREHOLDERS' EQUITY
     Preferred stock, authorized 10,000,000 shares of
        $0.01 par value; none issued and outstanding                 --           --
     Common stock, authorized 50,000,000 shares of
        $0.01 par value; issued and outstanding 12,479,711
        shares in 1998 and 12,407,977 shares in 1997                125          124
     Additional paid-in capital                                  16,557       15,209
     Retained earnings                                            1,445        5,367
                                                                -------      -------

               Total shareholders' equity                        18,127       20,700
                                                                -------      -------

                                                                $30,841      $32,364
                                                                =======      =======


        The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                            STATEMENTS OF OPERATIONS

                        (in thousands, except share data)

                                                                     Year ended December 31,
                                                        --------------------------------------------------
                                                            1998               1997               1996
                                                        ------------       ------------       ------------
Revenues                                                $     53,078       $     52,541       $    112,826
Cost of goods sold                                            51,223             47,272             97,364
                                                        ------------       ------------       ------------
               Gross profit                                    1,855              5,269             15,462
Operating expenses
     Selling, general and administrative                       6,513              8,373             10,274
     Research and development                                    293                246                282
     Depreciation and amortization                               563                431                400
                                                        ------------       ------------       ------------

                                                               7,369              9,050             10,956
                                                        ------------       ------------       ------------

               Earnings (loss) from operations                (5,514)            (3,781)             4,506
Other income (expense)
     Interest                                                   (459)              (295)              (663)
     Other, net                                                  (24)               (49)             1,015
                                                        ------------       ------------       ------------
                                                                (483)              (344)               352
                                                        ------------       ------------       ------------

               Earnings (loss) before income taxes            (5,997)            (4,125)             4,858
Income taxes (benefit)                                        (2,075)            (1,866)             1,548
                                                        ------------       ------------       ------------

               NET EARNINGS (LOSS)                      $     (3,922)      $     (2,259)      $      3,310
                                                        ============       ============       ============

Earnings (loss) per common share
     Basic                                              $      (0.32)      $      (0.18)      $       0.27
     Diluted                                                   (0.32)             (0.18)              0.27
Weighted-average common and dilutive
   common equivalent shares outstanding
     Basic                                                12,440,121         12,415,957         12,350,172
     Diluted                                              12,440,121         12,415,957         12,393,356



        The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                        (in thousands, except share data)

                  Years ended December 31, 1998, 1997 and 1996


                                                                                                 Addi-
                                                                                                tional
                                                                                      Common    paid-in     Retained
                                                                                      stock     capital     earnings       Total
                                                                                     --------   --------    --------     --------

Balances as of January 1, 1996                                                       $    123   $ 14,970    $  4,316     $ 19,409

Common stock issued pursuant to exercise of 900 warrants and 46,500 options and purchase of 22,889 shares pursuant to employee stock purchase plan
                                                                                            1        195          --          196

Tax benefit from exercise of stock options                                                 --         23          --           23

Net earnings for 1996                                                                      --         --       3,310        3,310
                                                                                     --------   --------    --------     --------

Balances as of December 31, 1996                                                          124     15,188       7,626       22,938

Common stock issued pursuant to the purchase of 43,738 shares pursuant to
   employee stock purchase plan                                                            --         84          --           84

Common stock purchased and retired of 36,304 shares                                        --        (63)         --          (63)

Net loss for 1997                                                                          --         --      (2,259)      (2,259)
                                                                                     --------   --------    --------     --------

Balances as of December 31, 1997                                                          124     15,209       5,367       20,700

Common stock issued pursuant to the purchase of 44,711 shares pursuant to employee stock purchase plan and 27,023 shares issued pursuant to the
   acquisition of another company                                                           1      1,348          --        1,349

Net loss for 1998                                                                          --         --      (3,922)      (3,922)
                                                                                     --------   --------    --------     --------

Balances as of December 31, 1998                                                     $    125   $ 16,557    $  1,445     $ 18,127
                                                                                     ========   ========    ========     ========


        The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                            STATEMENTS OF CASH FLOWS

                        (in thousands, except share data)


                                                                          Year ended December 31,
                                                                  --------------------------------------
                                                                    1998           1997           1996
                                                                  --------       --------       --------

Increase (decrease) in cash and cash equivalents
     Cash flows from operating activities
         Net earnings (loss)                                      $ (3,922)      $ (2,259)      $  3,310
         Adjustments to reconcile net earnings (loss) to net
         cash provided by (used in) operating activities
               Depreciation and amortization                         1,808          1,724          1,649
               (Gain) loss on disposition of property
                  and equipment                                         --             (7)             6
               Provision for losses on accounts receivable             100            180            330
               Deferred income taxes                                (2,089)          (390)          (145)
               Changes in assets and liabilities
                  Account receivables                                3,468         14,742        (13,010)
                  Costs and estimated earnings in excess
                     of billings on contracts in progress           (3,844)         3,467          3,761
                  Inventories                                          190            220           (105)
                  Other current assets                                (224)          (148)        (1,555)
                  Accounts payable
                     and accrued liabilities                        (1,042)        (5,082)        (1,490)
                  Billings in excess of costs and estimated
                     earnings on contracts in progress              (1,370)        (4,500)         3,806
                  Other assets                                          10             (6)            (2)
                                                                  --------       --------       --------

                        Net cash provided by (used in)
                           operating activities                     (6,915)         7,941         (3,445)
                                                                  --------       --------       --------

     Cash flows from investing activities
         Payments for purchase of property
            and equipment                                             (167)          (349)        (2,929)
         Proceeds from disposition of property
            and equipment                                               --             21             31
                                                                  --------       --------       --------

                        Net cash used in
                           investing activities                       (167)          (328)        (2,898)
                                                                  --------       --------       --------


                                   (continued)

                             Daw Technologies, Inc.

                        (in thousands, except share data)


                                                                       Year ended December 31,
                                                                  -----------------------------------
                                                                   1998          1997          1996
                                                                  -------       -------       -------

     Cash flows from financing activities
         Net change in lines of credit                              4,024        (4,466)        4,196
         Payments for purchase and retirement of
            common stock                                               --           (63)           --
         Proceeds from issuance of stock                               49            84           219
         Payments on obligations under long-term obligations         (653)         (624)         (699)
                                                                  -------       -------       -------

                        Net cash provided by (used in)
                           financing activities                     3,420        (5,069)        3,716
                                                                  -------       -------       -------

                        Net increase (decrease) in cash
                           and cash equivalents                    (3,662)        2,544        (2,627)

Cash and cash equivalents at beginning of year                      5,802         3,258         5,885
                                                                  -------       -------       -------

Cash and cash equivalents at end of year                          $ 2,140       $ 5,802       $ 3,258
                                                                  =======       =======       =======


Supplemental disclosures of cash flow information

Cash paid during the year for
     Interest                                                     $   459       $   295       $   663
     Income taxes                                                      11           438         1,055


Noncash investing and financing activities

During 1998, the Company issued 27,023 shares of common stock in connection with the acquisition of the net assets of another company (Note S). This transaction resulted in an increase to the following balance sheet accounts:

     Inventories                                              $         60
     Other current assets                                               23
     Property and equipment                                             50
     Other assets                                                    1,258
     Accounts payable                                                  (91)
     Common stock                                                       (1)
     Additional paid-in capital                                     (1,299)
                                                               -----------
                                                               $         -
                                                               ===========

Capital lease obligations of $173 for property and equipment acquisitions were incurred during 1996.


        The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

         1.     Business activity

         Daw Technologies, Inc. (the Company) is a supplier of ultra-clean manufacturing environments, or cleanrooms, to the semiconductor industry. The Company designs, engineers, manufactures, installs and services all principal component systems for advanced cleanrooms. The Company also manufactures and sells other products that are manufactured similar to cleanrooms.

         2.     Method of accounting for long-term contracts

         Revenue recorded for contracts in the accompanying financial statements is recognized using the percentage-of-completion method and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. The revenue recognized is that portion of the total contract price that cost incurred to date bears to anticipated final total cost, based on current estimates of cost to complete. Revenue from cost-plus-fixed-fee contracts is recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

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

         The current asset, "costs and estimated earnings in excess of billings on contracts in progress," represents revenues recognized in excess of amounts billed (under-billings), and the current liability, "billings in excess of costs and estimated earnings on contracts in progress," represents billings in excess of revenues recognized (over-billings). The amount of revenue recognized is not related to the progress billings to customers.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         3.     Other revenue recognition

         The Company recognizes revenues on its other product sales when the product is shipped and title passes to the customer.

         4.     Depreciation and amortization

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

         5.     Income taxes

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

         6.     Cash and cash equivalents

         The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

         7.     Inventories

         Inventories consist of raw materials and are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         8.     Net earnings (loss) per share

         Basic earnings (loss) per common share (BEPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share are based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Potential common shares included in the dilutive earnings (loss) per share calculation include stock options awarded.

         9.     Research and development costs

         The Company conducts research and development to develop new products or product improvements not directly related to a specific project. Research and development costs have been charged to expense as incurred.

         10.    Concentrations

         The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and receivables. The Company provides credit according to the terms of the individual project contracts, in the normal course of business, primarily to semi-conductor manufacturers.

         Approximately 41 percent (31 percent in 1997) of receivables are with three different customers. In addition, approximately 25 percent (42 percent in 1997) of receivables are due from entities located outside of North America, primarily Europe and Asia. Of the total receivables, approximately 5 percent are denominated in foreign currencies (6 percent at December 31, 1997). The Company routinely evaluates the financial strength of its customers and monitors each account to minimize the risk of loss.

         The Company maintains cash and cash equivalents at several financial institutions. Accounts at each domestic institution are insured by the FDIC up to $100. Uninsured domestic balances are approximately $2,125 at December 31, 1998 ($229 in 1997). The Company also maintains cash and cash equivalents in foreign accounts. These uninsured balances are approximately $1,494 at December 31, 1998 ($5,709 in 1997).

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         11.    Retentions receivable

         Many of the Company's contracts require retentions, typically 5-10 percent of the amount billed, to be withheld from each progress payment by the customer until the project reaches substantial completion.

         12.    Intangible assets

         Intangible assets are amortized on the straight-line method over the useful life or the terms of the respective agreement or patent, whichever is shorter. The original estimated useful lives range from 2-15 years. On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets and necessary adjustments, if any, are recorded.

         13.    Estimates and assumptions

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

         14.    Fair value of financial instruments

         The carrying value of the Company's cash and cash equivalents, contracts receivable and accounts payable, accrued liabilities and lines of credit approximate their fair values due to their short-term nature.

         15.    Reclassifications

         Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)



NOTE B - CAPITAL TRANSACTIONS

         During 1998, the Company received $49 from the issuance of 44,711 shares of common stock. The Company also issued 27,023 shares of common stock to acquire the net assets of Intelligent Enclosures Corporation (Note S).

         During 1997, the Company received $84 from the issuance of 43,738 shares of common stock. The Company purchased and retired 36,304 shares of common stock.

         During 1996, the shareholders of the Company approved an employee stock purchase plan. The maximum number of shares of common stock that may be issued under the plan is 750,000 shares. Employees are eligible upon completion of 90 days employment. Eligible employees may designate 2 percent to 15 percent (up to $25) of eligible compensation to be withheld for the purchase of stock. Price per share is 85 percent of the lower closing trading price of the stock on the applicable offering commencement date or offering termination date. Offering periods are six months in length beginning on May 1 and November 1 of each year. Employees purchased 44,711, 43,738 and 22,889 shares under the plan in 1998, 1997 and 1996, respectively.


NOTE C - INTERNATIONAL OPERATIONS

         Financial information summarized by geographic area for the years ended December 31, 1998, 1997, and 1996, is as follows.


                   1998                          North America          Europe             Asia/Pacific           Consolidated
 ---------------------------------------        ---------------     ---------------     -----------------     -------------------
 Net revenues - unaffiliated customers          $        30,507     $        12,965     $          9,606      $            53,078
 Loss from operations                                    (4,316)                (42)              (1,156)                  (5,514)
 Identifiable assets                                     21,352               6,453                3,036                   30,841

                   1998                          North America          Europe             Asia/Pacific           Consolidated
 ---------------------------------------        ---------------     ---------------     -----------------     -------------------
 Net revenues - unaffiliated customers          $        31,413     $        11,574     $          9,554      $            52,541
 Loss from operations                                      (283)             (2,668)                (830)                  (3,781)
 Identifiable assets                                     18,655               8,262                5,447                   32,364

                   1998                          North America          Europe             Asia/Pacific           Consolidated
 ---------------------------------------        ---------------     ---------------     -----------------     -------------------
 Net revenues - unaffiliated customers          $        74,429     $        22,764     $         15,633      $           112,826
 Earnings (loss) from operations                          5,341                (794)                 (41)                   4,506
 Identifiable assets                                     30,202              10,389                8,904                   49,495

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)



NOTE C - INTERNATIONAL OPERATIONS - CONTINUED

         Foreign currency transaction losses totaling approximately $203 for 1998 ($225 for 1997) are included in other income. Foreign currency transactions for 1996 were not significant.


NOTE D - ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                        1998             1997
                                                      --------         --------
Trade accounts receivable                             $  1,397         $     --
Contract receivables                                     7,140            9,666
Retentions receivable                                      982            3,209
                                                      --------         --------
                                                         9,519           12,875
Less allowance for doubtful accounts                      (615)            (403)
                                                      --------         --------

Accounts receivable                                   $  8,904         $ 12,472
                                                      ========         ========


NOTE E - OTHER CURRENT ASSETS

         Other current assets consist of the following:

                                                         1998             1997
                                                        ------           ------
Income taxes receivable                                 $  360           $1,358
Refundable foreign taxes                                 1,666              172
Miscellaneous receivables and deposits                     188              278
Prepaid expenses                                           177              336
                                                        ------           ------

                                                        $2,391           $2,144
                                                        ======           ======

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)



NOTE F - PROPERTY AND EQUIPMENT

         Property and equipment and estimated useful lives consist of the following:

                                                             Years            1998           1997
                                                         -------------      --------       --------
Equipment                                                    5-10           $  4,221       $  4,150
Furniture and fixtures                                        3-5              2,734          2,588
Leasehold improvements                                   life of lease         2,605          2,605
Equipment under capital leases                               5-10              4,067          4,067
Vehicles                                                      3-5                317            317
                                                                            --------       --------
                                                                              13,944         13,727
Less accumulated depreciation and amortization
   including $3,002 and $2,332 for equipment
   under capital leases at 1998 and 1997,
   respectively                                                               (9,085)        (7,423)
                                                                            --------       --------
                                                                            $  4,859       $  6,304
                                                                            ========       ========


NOTE G - CONTRACTS IN PROGRESS

         Costs incurred to date and estimated earnings and the related progress billings to date on contracts in progress are as follows:

                                                        1998              1997
                                                      --------          --------
Total costs and estimated earnings                    $118,265          $108,215
Progress billings to date                              112,354           107,518
                                                      --------          --------

                                                      $  5,911          $    697
                                                      ========          ========

         The above are included in the balance sheets under the following captions:

                                                          1998            1997
                                                        -------         -------
Costs and estimated earnings in excess
   of billings on contracts in progress                 $ 7,546         $ 3,702
Billings in excess of costs and estimated
   earnings on contracts in progress                     (1,635)         (3,005)
                                                        -------         -------

                                                        $ 5,911         $   697
                                                        =======         =======

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)


NOTE H - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of the following:

                                                             1998          1997
                                                            ------        ------
Trade accounts payable                                      $2,847        $2,729
Other accrued liabilities                                      219         1,340
Employees salaries, incentive pay,
   vacation and payroll taxes                                1,017         1,265
Reserve for contract estimates and warranties                  666           366
                                                            ------        ------
                                                            $4,749        $5,700
                                                            ======        ======


NOTE I - INCOME TAXES

         Components of income taxes (benefit) are as follows:

                                        1998             1997             1996
                                      -------          -------          -------
Current
     Federal                          $    12          $(1,171)         $ 1,288
     State                                  2             (305)             330
     Foreign                               --               --               75
                                      -------          -------          -------
                                           14           (1,476)           1,693
Deferred
     Federal                           (1,809)            (379)            (119)
     State                               (280)             (11)             (26)
                                      -------          -------          -------
                                       (2,089)            (390)            (145)
                                      -------          -------          -------
Income taxes (benefit)                $(2,075)         $(1,866)         $ 1,548
                                      =======          =======          =======

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)



NOTE I - INCOME TAXES - CONTINUED

         The income tax expense (benefit) reconciled to the tax computed at the statutory Federal rate of 34 percent is as follows:

                                               1998          1997          1996
                                             -------       -------       -------
Tax (benefit) at federal statutory rate      $(2,039)      $(1,403)      $ 1,652
Nondeductible expenses                            12            11            41
State income taxes, net of federal
   income tax benefit                           (198)         (234)          234
Foreign sales corporation exemption               --          (167)         (333)
All other                                        150           (73)          (46)
                                             -------       -------       -------
                                             $(2,075)      $(1,866)      $ 1,548
                                             =======       =======       =======

         Deferred income taxes related to the following:

                                                        1998          1997
                                                       -------       -------
Current deferred tax assets
     Allowance for doubtful accounts                   $   230       $   150
     Accrued expenses and reserves                         425           202
                                                       -------       -------
                                                       $   655       $   352
                                                       =======       =======
Long-term deferred tax assets (liabilities)
     Excess book depreciation and amortization         $   (79)      $  (226)
     Foreign tax credit carryforwards                      162           162
     Alternative minimum tax credit carryforwards          199           199
     Net operating loss carryforward                     1,639            --
                                                       -------       -------
                                                       $ 1,921       $   135
                                                       =======       =======

         The foreign tax credit carry forward of $162 expires during 2001. Management believes it is more likely than not that the Company will have sufficient foreign and domestic income to utilize the credits before expiration.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)



NOTE I - INCOME TAXES - CONTINUED

         The Company sustained a net operating loss for tax reporting purposes of $4,533 in 1998. Management believes that it is more likely than not that the Company will have sufficient income to utilize the net operating loss carryforward before it expires in 2018.


NOTE J - LINES OF CREDIT

         During 1998 and 1997, the Company maintained a revolving line of credit with a domestic bank for the lesser of $6,000 ($8,000 during 1997) or the available borrowing base. The interest rate is computed at the bank's prime rate plus 1.0 percent (8.75 percent at December 31, 1998) and requires monthly payments of interest. The Company had $5,254 in borrowings against the line at December 31, 1998 ($1,230 at December 31, 1997). The line of credit expired June 30, 1998 and was extended to December 31, 1998. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At December 31, 1998, the Company was out of compliance on certain indebtedness covenants for which they signed a forbearance agreement with the lender where the lender has agreed to forbear exercise of its remedies against the Company. Subsequent to year end the Company signed an extension of the line of credit through March 31, 1999. The Company is currently reviewing several financing alternatives.


NOTE K - LONG-TERM OBLIGATIONS

         The Company has entered into capital leases with various financial institutions and leasing organizations that carry interest rates ranging from 4 percent to 11.5 percent. The leases are collateralized by equipment. Payments approximate $65 monthly including interest.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)



NOTE K - LONG-TERM OBLIGATIONS - CONTINUED

         The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net lease payments as of December 31, 1998:

                     Year ending December 31,
                     ------------------------
                          1999                                    $       632
                          2000                                            539
                          2001                                             10
                                                                   -----------
                     Total minimum leases payments                      1,181
                     Less amount representing interest                    105
                                                                   -----------
                     Present value of net minimum lease payments        1,076
                     Less current portion                                 557
                                                                   -----------
                     Long-term portion                            $       519
                                                                   ===========


NOTE L - OPERATING LEASES

         The Company leases buildings, machinery and equipment under operating leases. The building leases expire in 2000 and 2005. The machinery and equipment leases expire through 2000. The following is a schedule, by year, of future minimum rental payments as of December 31, 1998:

                     Year ending December 31,
                     ------------------------
                          1999                      $     1,778
                          2000                              989
                          2001                              640
                          2002                              583
                          2003                              583
                          Thereafter                        651
                                                     -----------
                                                    $     5,224
                                                     ===========

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)




NOTE L - OPERATING LEASES - CONTINUED

         The building leases provide for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $2,212, $1,670 and $737 for 1998, 1997 and 1996 respectively.

         The Company has an option to renew one building lease for four additional five year periods upon expiration of the current term in 2005.


NOTE M - BENEFIT PLANS

         1.     Savings Plan

         The Company has established a 401(k) savings plan covering all non-union employees 21 years of age and older. The Company, at its discretion, matches 50 percent of employee contributions up to a maximum matching contribution of 3 percent of the employee's annual salary. Contributions are made at the discretion of the Board of Directors. The Company's contributions to the plan were $189, $176 and $184 for the years ended December 31, 1998, 1997 and 1996, respectively.

         2.     Multi-Employer Pension Plans

         The Company contributes to several multi-employer pension plans for employees covered by collective bargaining agreements. Employees covered by these plans are engaged solely in on-site installation of cleanrooms. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company's contributions to the multi-employer pension plans totaled approximately $269, $303 and $484, respectively, for the years ended December 31, 1998, 1997 and 1996. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total pension plans' net assets is not available from the plans' administrators.

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

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)


NOTE N - LEGAL PROCEEDINGS AND CLAIMS

         The Company is engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.


NOTE O - PRIMARY CUSTOMERS

         The Company has typically had one to three customers in each year which accounted for more than 10 percent each of revenues; these customers do not necessarily remain significant in subsequent years. These major customers are typically general contractors of fabrication facilities.

         The Company's major customers and revenue received therefrom are as follows:

                                  1998                 1997                1996
                                 -------           -----------           -------
Company A                        $ 7,912           $        --           $    --
Company B                          6,580                    --                --
Company C                             --                 7,241                --
Company D                             --                    --            21,371
Company E                             --                    --            17,916
Company F                             --                    --            16,247


NOTE P - RELATED PARTY TRANSACTIONS

         Daw Incorporated is a regional interior specialties contracting company based in Utah. Certain stockholders of Daw Incorporated own approximately 34 percent of the Company's common stock.

         The Company purchased goods and services from Daw Incorporated totaling $447, $223, and $1,118 in 1998, 1997, and 1996, respectively.

         A member of the board of directors works for a law firm which provided legal services to the Company approximating $171, $138 and $137 in 1998, 1997 and 1996, respectively.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)


NOTE Q - WARRANTS AND OPTIONS

         During 1996, the Board of Directors and the shareholders amended the Company's 1993 Stock Option Plan (Plan) to increase the number of shares reserved for issuance by 250,000. In addition, the amendment extended the life of the Plan for one year, and eliminated the limit on the number of options that can be granted in any given year. Also, the amendment limits to 100,000 the number of options that can be granted to any one individual in any given year. The Plan is a non-qualified plan, and the options granted thereunder are non-qualified stock options.

         Under the amended Plan, 1,250,000 shares of common stock were reserved for issuance upon exercise of options. The Plan provides that options to purchase a maximum of 1,075,000 shares may be granted to eligible employees (including employees who are directors or officers) and options to purchase a maximum of 175,000 shares may be granted to non-employee directors.

         The exercise price for stock options granted under the Plan may not be less than 100 percent of the fair market value of a share of common stock on the date the option is granted. Options granted under the Plan after October 24, 1996 expire through 2008. Options granted prior to or on October 24, 1996 expire through 2011.

         The Company granted options to purchase 311,500 shares, 55,000 shares and 272,000 shares in 1998, 1997, and 1996, respectively, of the Company's common stock. The options were granted to the following:

                                            1998           1997           1996
                                           -------        -------        -------
Directors                                   20,000         20,000         40,000

Executive officers, including
   officers who are directors               60,000         30,000        111,500

Other employees                            231,500          5,000        120,500
                                           -------        -------        -------

                                           311,500         55,000        272,000
                                           =======        =======        =======

         On October 24, 1996 all options with an exercise price greater than $3.50 were re-priced to $3.50, which was the market price of the Company stock on that date. On February 24, 1998, all options with an exercise price greater than $1.40 were re-priced to $1.40, which was the market price of the Company stock on that date. At that date, vesting was increased by one year for those stocks repriced.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

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

                                                                    1998           1997            1996
                                                                 ---------       ---------       ---------
Net earnings (loss)                             As reported      $  (3,922)      $ (2,259)      $   3,310
                                                Pro forma           (4,074)        (2,458)          2,976
Earnings (loss) per share-basic
                                                As reported          (0.32)         (0.18)           0.27
                                                Pro forma            (0.33)         (0.20)           0.24
Earnings (loss) per share-assuming
   dilution
                                                As reported          (0.32)         (0.18)           0.27
                                                Pro forma            (0.33)         (0.20)           0.24

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation cost related to grants made before 1995. The fair value of these options was estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: expected volatility of 101 percent (53 percent for 1997 and 1996); risk-free interest rate of 5.51 percent (6.05 percent for 1997 and 1996); and expected life of 10 years (9.6 for 1997 and 1996). The weighted-average fair value of options granted was $1.17 and $1.60 in 1998 and 1997, respectively.

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

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)



NOTE Q - WARRANTS AND OPTIONS - CONTINUED

         Changes in the Company's stock options and warrants are as follows:

                                                                                       Weighted-
                                                                                       average
                                                      Stock           Exercise         exercise
                                      Warrants       options            price           price
                                      --------       --------       -------------      --------
Outstanding at January 1, 1996           7,500        537,500        $2.50 - 8.58      $   5.50
     Granted                                --        272,000         3.00 - 5.88          3.68
     Exercised                            (900)       (46,500)        2.50 - 5.75          2.87
     Canceled or expired                    --        (26,500)        3.56 - 6.63          6.06
                                      --------       --------
Outstanding at December 31, 1996         6,600        736,500         2.50 - 3.50          3.41
     Granted                                --         55,000         1.94 - 3.00          2.24
     Exercised                              --             --                  --            --
     Canceled or expired                (6,600)       (98,500)        2.50 - 3.50          3.30
                                      --------       --------
Outstanding at December 31, 1997            --        693,000         1.94 - 3.50          3.32
     Granted                                --        311,500         0.84 - 2.66          2.28
     Exercised                              --             --                  --            --
     Canceled or expired                    --       (135,500)        1.38 - 3.50          3.05
                                      --------       --------
Outstanding at December 31, 1998            --        869,000         0.84 - 2.66          1.66
                                      ========       ========

Exercisable at December 31, 1998            --             --        $         --      $     --
                                      ========       ========

         A summary of the status of the options outstanding under the Company's stock option plan at December 31, 1998 is presented below:

                                                   Weighted-
                                                    average            Weighted-                           Weighted-
                                                   remaining            average                            average
                                Number          contractual life       exercise            Number          exercise
Range of exercise prices      outstanding           (years)              price           exercisable       price
                           ---------------      ----------------     -------------     --------------     ----------

$ 0.84 - $ 1.25                     40,000           5.82               $ 0.97                    -        $    -
$ 1.26 - $ 1.50                    628,500           2.98                 1.40                    -             -
$ 1.51 - $ 2.00                     11,000           5.67                 1.97                    -             -
$ 2.01 - $ 2.66                    189,500           5.41                 2.66                    -             -
                           ---------------                                            -------------

$ 0.84 - $ 2.66                    869,000           3.68               $ 1.66                    -        $    -
                           ===============                                            =============

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)



NOTE R - EARNINGS (LOSS) PER COMMON SHARE

         Options to purchase 869,000 shares of common stock (693,000 in 1997) at $0.84 to $2.66 ($1.94 to $3.00 in 1997) per share were outstanding at December 31, 1998. They were not included in the computation of loss per share because they would have had an anti-dilutive effect on the 1998 and 1997 loss per share.

         The following data show the shares used in computing earnings (loss) per common share including dilutive potential common stock:

                                                 1998            1997            1996
                                              ----------      ----------      ----------

Common shares outstanding
    entire period                             12,407,977      12,400,543      12,330,254

Net weighted average common shares
    issued during period                          32,144          15,414          19,918
                                              ----------      ----------      ----------

Weighted average number of common
    shares used in basic EPS                  12,440,121      12,415,957      12,350,172

Dilutive effect of stock options                      --              --          40,455

Dilutive effect of warrants                           --              --           2,729
                                              ----------      ----------      ----------

Weighted average number of common
    shares and dilutive potential common
    shares used in diluted EPS                12,440,121      12,415,957      12,393,356
                                              ==========      ==========      ==========


NOTE S - BUSINESS ACQUISITION

         On April 22, 1998, the first closing date, the Company acquired the net assets of Intelligent Enclosures Corporation. The transaction was accounted for as a purchase and the transaction is to be completed on April 22, 2000, the second closing date. At the first closing date, the Company delivered 27,023 shares of common stock. At the second closing date, the Company will issue additional shares of common stock at the average per share closing price for the 20 consecutive trading days prior to the second closing date, which in addition to the original 27,023 shares will equal $1,300.

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)



NOTE T - SEGMENT INFORMATION

         The Company has two reportable segments for the year ended December 31, 1998, namely 1) cleanrooms and related products and 2) other manufactured goods. Prior to 1998, the Company operated in one segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. The Companies reportable segments are similar in manufacturing processes and are tracked similarly in the accounting system. The manufacturing process for each segment uses the same manufacturing facilities and overhead is allocated similarly to each segment. It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities, and manufacturing overhead.

         Segment information for the cleanrooms and related products and other manufactured goods are as follows:

                                                                  1998                1997              1996
                                                            -------------      -------------     --------------
              Revenues
                   Cleanrooms and related products          $      46,298      $      52,541     $      112,826
                   Other products                                   6,780                  -                  -
                                                            -------------      -------------     --------------

                       Totals                               $      53,078      $      52,541     $      112,826
                                                            =============      =============     ==============

              Operating profit (loss)
                   Cleanrooms and related products          $      (6,005)     $      (3,781)    $        4,506
                   Other products                                     491                  -                  -
                                                            -------------      -------------     --------------

                       Totals                               $      (5,514)     $      (3,781)    $        4,506
                                                            =============      =============     ==============



              Total assets
                   Cleanrooms and related products          $      15,053             16,174
                   Other products                                   1,397                  -
                   Manufacturing and corporate assets              14,391             16,190
                                                            -------------      -------------

                       Totals                               $      30,841      $      32,364
                                                            =============      =============

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)



NOTE U - REVENUES

         Revenues by country are based on the location of the project for long-term projects and by the location of the customer for other manufactured products and are as follows:

                                                                1998                1997               1996
                                                           --------------     --------------     -------------
                  Canada                                  $        6,666     $           -      $            -
                  United Kingdom                                   6,692             2,068               7,730
                  Peoples Republic of China                        7,092             2,389               6,193
                  Italy                                            3,568                 -                 250
                  Taiwan                                           2,319             3,910               8,636
                  Malaysia                                             -             2,669                   -
                  Israel                                           2,058             4,449                 937
                  France                                             644             4,999              13,847
                  All others                                         198               644                 804
                                                           --------------     --------------     -------------

                           Total export revenues                  29,237            21,128              38,397
                                                           --------------     --------------     -------------

                  United States                                   23,841            31,413              74,429
                                                           --------------     --------------     -------------

                           Total revenues                 $       53,078     $      52,541      $      112,826
                                                           ==============     ==============     =============

                             Daw Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                        (in thousands, except share data)


NOTE V - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

         Quarterly financial results for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                                                                                       Net
                                                                                                                    earnings
                                                                       Earnings                   Net              (loss) per
                                                     Gross           (loss) from               earnings              common
      1998                   Revenues            profit (loss)        operations                (loss)             share-basic
 -----------------------   -------------     -----------------     ----------------      -----------------    -----------------
 First quarter            $       11,441     $             486     $         (1,298)     $            (831)   $         (0.07)
 Second quarter                   12,888                (1,768)              (3,719)                (2,403)             (0.19)
 Third quarter                    14,332                   952                 (878)                  (748)             (0.06)
 Fourth quarter                   14,417                 2,185                  381                     60                   -
                           -------------     -----------------     ----------------      -----------------    ----------------
                          $       53,078     $           1,855     $         (5,514)     $          (3,922)   $         (0.32)
                           =============     =================     ================      =================    ================

      1997
 -----------------------
 First quarter            $       16,795     $           2,583     $            327      $             182    $          0.02
 Second quarter                   16,463                 2,398                   97                     15                  -
 Third quarter                    11,453                 2,036                   46                     48                  -
 Fourth quarter                    7,830                (1,748)              (4,251)                (2,504)             (0.20)
                           -------------     -----------------     ----------------      -----------------    ----------------
                          $       52,541     $           5,269     $         (3,781)     $          (2,259)   $         (0.18)
                           =============     =================     ================      =================    ================

      1996
 -----------------------
 First quarter            $       23,383     $           3,341     $            986      $             618    $          0.05
 Second quarter                   27,049                 3,242                  575                    654               0.05
 Third quarter                    30,009                 4,478                1,713                  1,015               0.08
 Fourth quarter                   32,385                 4,401                1,232                  1,023               0.09
                           -------------     -----------------     ----------------      -----------------    ----------------
                          $      112,826     $          15,462     $          4,506      $           3,310    $          0.27
                           =============     =================     ================      =================    ================

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE



Board of Directors
Daw Technologies, Inc.



In connection with our audit of the financial statements of Daw Technologies, Inc. referred to in our report dated February 26, 1999, which is included in the annual report to shareholders and Form 10-K, we have also audited Schedule II - valuation and qualifying accounts for each of the three years in the period ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                       Grant Thornton LLP


Salt Lake City, Utah
February 26, 1999

                             DAW TECHNOLOGIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

              COLUMN A                     COLUMN B                COLUMN C               COLUMN D         COLUMN E
-------------------------------------    ------------    -----------------------------   -----------      ----------
                                                                  ADDITIONS
                                                         -----------------------------
                                                            (1)            (2)
                                         BALANCE AT      CHARGED TO      CHARGED TO                       BALANCE AT
                                         BEGINNING OF    COSTS AND      OTHER ACCOUNTS   DEDUCTIONS-       END OF
            DESCRIPTION                     PERIOD        EXPENSES        DESCRIBE       WRITE-OFFS        PERIOD
-------------------------------------    ------------    ----------     --------------   -----------      ----------

Allowance for doubtful accounts
     Year ended December 31, 1998            $ 403         $ 100          $ 150(A)          $ (38)         $ 615
     Year ended December 31, 1997              376           180             --              (153)           403
     Year ended December 31, 1996              140           330             --               (94)           376

Allowance for contract estimates
     Year ended December 31, 1998            $ 366         $  --          $ 300(A)          $  --          $ 666
     Year ended December 31, 1997              575           654             --              (863)           366
     Year ended December 31, 1996              438           940             --              (803)           575

Allowance for inventory obsolescence
     Year ended December 31, 1998            $  --         $  --          $ 300(A)          $  --          $ 300
     Year ended December 31, 1997               --            --             --                --             --
     Year ended December 31, 1996               --            --             --                --             --

Allowance for contract repayment
     Year ended December 31, 1998            $ 803         $  --          $(750)(A)         $  --          $  53
     Year ended December 31, 1997              803            --             --                --            803
     Year ended December 31, 1996              461           342             --                --            803

(A) Reclassification
