Form 10-Q
period 1999-03-31
DAW TECHNOLOGIES INC /UT
filed 1999-05-17
CIK 882159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

        or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     0-21818
                              (Commission File No.)

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


        As of May 14, 1999, the Registrant had 12,513,114 shares of Common Stock, $0.01 par value outstanding.



================================================================================

                                    Daw Technologies, Inc.

                                      TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION................................................................1

Item 1. Financial Statements

        Condensed Balance Sheets - March 31, 1999 and December 31, 1998......................1

        Condensed Statements of Operations  - Three months ended March 31, 1999 and 1998.....2

        Condensed Statements of Cash Flows - Three months ended March 31, 1999 and 1998......3

        Notes to Condensed Financial Statements..............................................5


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................................8



PART II OTHER INFORMATION...................................................................14


Item 6. Exhibits and Reports on Form 8-K....................................................14


Signatures..................................................................................14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Daw Technologies, Inc.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                March 31,       Dec. 31,
                                                                  1999            1998
                                                                 -------         -------
                                   ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                    $ 1,041         $ 2,140
    Accounts receivable - raw materials, net                       9,520           8,904
    Costs and estimated earnings in excess
       of billings on contracts in progress                        9,271           7,546
    Inventories, net                                               1,114           1,233
    Deferred income taxes                                            841             655
    Other current assets                                           2,297           2,391
                                                                 -------         -------

           Total current assets                                   24,084          22,869

PROPERTY AND EQUIPMENT - NET, AT COST                              4,503           4,859

DEFERRED INCOME TAXES                                              1,921           1,921

OTHER ASSETS                                                       1,142           1,192
                                                                 -------         -------

                                                                 $31,650         $30,841
                                                                 =======         =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                     $ 6,907         $ 4,749
    Billings in excess of costs and estimated
       earnings on contracts in progress                           1,626           1,635
    Lines of credit                                                4,375           5,254
    Current portion of long-term obligations                         534             557
                                                                 -------         -------

           Total current liabilities                              13,442          12,195

LONG TERM OBLIGATIONS, less current portion                          397             519



COMMITMENTS AND CONTINGENCIES                                         --              --


SHAREHOLDERS' EQUITY
    Preferred stock, authorized 10,000,000 shares of
       $.01 par value; none issued and outstanding                    --              --
    Common stock, authorized 50,000,000 shares of
       $.01 par value; issued and outstanding 12,479,711
       shares at March 31, 1999 and December 31, 1998                125             125
    Additional paid-in-capital                                    16,557          16,557
    Retained earnings                                              1,129           1,445
                                                                 -------         -------

           Total shareholders' equity                             17,811          18,127
                                                                 -------         -------

                                                                 $31,650         $30,841
                                                                 =======         =======


            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except share data)

                                                       Three months ended
                                                            March 31,
                                                ----------------------------------
                                                    1999                  1998
                                                ------------          ------------
Revenues                                        $     12,480          $     11,441

Cost of goods sold                                    10,903                10,955
                                                ------------          ------------

   Gross profit                                        1,577                   486

Operating Expenses
   Selling, general and administrative                 1,788                 1,634
   Research and development                               60                    44
   Depreciation and amortization                         119                   106
                                                ------------          ------------

                                                       1,967                 1,784
                                                ------------          ------------

   Loss from operations                                 (390)               (1,298)


Other income (expense)

    Interest                                            (101)                  (69)
    Other, net                                           (11)                   46
                                                ------------          ------------

                                                        (112)                  (23)
                                                ------------          ------------

    Loss before income taxes                            (502)               (1,321)

Income tax benefit                                       186                   490
                                                ------------          ------------

    NET LOSS                                    $       (316)         $       (831)
                                                ============          ============


Loss per common share
    Basic                                       $      (0.03)         $      (0.07)
    Diluted                                     $      (0.03)         $      (0.07)

Weighted average common and dilutive
   common equivalent shares outstanding
   Basic                                          12,479,711            12,407,977
   Dilutive                                       12,479,711            12,407,977


            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                    Three months ended
                                                                          March 31,
                                                                  ------------------------
                                                                   1999             1998
                                                                  -------          -------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                                   $  (316)         $  (831)
       Adjustments to reconcile net loss
           to net cash provided by (used in) operating
                activities
              Depreciation and amortization                           393              426
              Provision for losses on accounts receivable              --              (50)
              Deferred income taxes                                  (186)             (19)
              Changes in assets and liabilities
                Accounts receivable                                  (616)             907
                Costs and estimated earnings in excess
                   of billings on contracts in progress            (1,725)          (2,932)
                Inventories                                           119           (1,161)
                Other current assets                                   94             (525)
                Accounts payable and accrued liabilities            2,158               75
                Income tax payable                                     --              (21)
                Billings in excess of costs and estimated
                   earnings on contracts in progress                   (9)            (275)
                Other assets                                          _50               --
                                                                  -------          -------

              Net cash used in
                operating activities                                  (38)          (4,406)
                                                                  -------          -------

    Cash flows from investing activities
       Payments for purchase of property
           and equipment                                              (37)             (52)
                                                                  -------          -------




                                   (continued)
            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                                   (Unaudited)
                        (in thousands, except share data)

                                                                    Three months ended
                                                                          March 31,
                                                                  ------------------------
                                                                   1999             1998
                                                                  -------          -------
    Cash flows from financing activities
       Net change in lines of credit                                 (879)           1,368
       Payments on obligations under long term
           obligations                                               (145)            (164)
                                                                  -------          -------

              Net cash provided by (used in)
                financing activities                               (1,024)           1,204
                                                                  -------          -------

              Net decrease in cash and
                cash equivalents                                   (1,099)          (3,254)

    Cash and cash equivalents at beginning of period                2,140            5,802
                                                                  -------          -------

    Cash and cash equivalents at end of period                    $ 1,041          $ 2,548
                                                                  =======          =======

Supplemental disclosures of cash flow information
-------------------------------------------------

    Cash paid during the period for
      Interest                                                    $   101          $    69
      Income taxes                                                     --               --


            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


        1.     INTERIM CONDENSED FINANCIAL STATEMENTS

        The accompanying unaudited condensed financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months ended March 31, 1999 should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

        2.     EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company did not have a material impact on earnings per share. Options to acquire 869,000 shares of common stock were not included in the calculation of dilutive weighted shares outstanding for the three months ended March 31, 1999 because they would have been anti-dilutive.

        3.     LINES OF CREDIT

        At March 31, 1999, the Company maintained a revolving line of credit with a domestic bank for the lesser of $6,000 or the available borrowing base. The interest rate is computed at the bank's prime rate plus 1.0% (8.75% at March 31, 1999) and requires monthly payments of interest. The Company had borrowings under the line of $4,375 and $5,254 as of March 31, 1999, and December 31, 1998, respectively. The line of credit, which expired on December 31, 1998, was extended to March 31, 1999. The line of credit is collateralized by certain domestic receivables, equipment, and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At March 31, 1999, the Company was out of compliance on certain covenants for which they signed a forbearance agreement with the lender where the lender agreed to forbear exercise of its remedies against the Company. The Company is currently reviewing several financing alternatives.

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)



        4. BUSINESS ACQUISITION

        On April 22, 1998, in a stock for asset transaction, the Company acquired the net assets of Intelligent Enclosures Corporation, a leader in high performance controlled environments and contamination control solutions, including tool isolation environments, for microelectronic and semiconductor manufacturers. The transaction has been accounted for as a purchase and is staged in two closing dates. At the first closing on April 22, 1998, the Company issued 27,073 shares of common stock. At the second closing, on or before April 22, 2000, the Company will issue additional shares of common stock at the average per share closing price for the 20 consecutive trading days prior to the second closing, which, in addition to the shares issued at the first closing, will equal $1.3 million.


        5.   SEGMENT INFORMATION

        The Company has two reportable segments for the quarter ended March 31, 1999, namely 1) cleanrooms and related products and 2) other manufactured products. Prior to March 31, 1998, the Company operated in one segment, cleanrooms and related products. The accounting policies for the segments are the same as those described in the Company's annual report on form 10-K for the calendar year ended December 31, 1998. The Company evaluates performance of each segment based on earnings or loss from operations. The Company's reportable segments are similar in manufacturing processes and are tracked similarly in the accounting system. The manufacturing process for each segment uses the same manufacturing facilities and overhead is allocated similarly to each segment. It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities, and manufacturing overhead.

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)



        5. SEGMENT INFORMATION (CONTINUED)


        Segment information for the cleanrooms and related products and other manufactured goods are as follows:


                                                      Three months ended
                                                           March 31,
                                                   --------------------------
                                                     1999              1998
                                                   --------          --------
     Revenues
Cleanrooms and related products                    $  9,723          $ 11,441
        Other manufactured goods                      2,757                --
                                                   --------          --------

            Totals                                 $ 12,480          $ 11,441
                                                   ========          ========
     Operating profit (loss)
        Cleanrooms and related products            $   (799)         $ (1,298)
        Other manufactured goods                        409                --
                                                   --------          --------

            Totals                                 $   (390)         $ (1,298)
                                                   ========          ========

     Total assets
        Cleanrooms and related products            $ 15,503          $ 32,516
        Other manufactured goods                      1,397                --
        Manufacturing and corporate assets           14,750                --
                                                   --------          --------

            Totals                                 $ 31,650          $ 32,516
                                                   ========          ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

        The Company is a supplier of ultra-clean manufacturing environments, or cleanrooms, to the semiconductor industry. The Company also manufactures sleeper cabs for heavy-duty trucks, air entrance systems for large national retail chains, and air handling systems used in commercial and industrial applications. Additionally, the Company has recently entered into various contract manufacturing agreements whereby the Company manufactures products owned and marketed by third parties.

        In recent years, the Company has typically had one to three significant customers, each of which accounted for more than 10% of the Company's annual revenues; these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature and continues to be adversely affected by a cyclical downturn that began in 1996. Worldwide semiconductor chip sales increased from roughly $50 billion per year in 1988 to a record high of almost $150 billion by 1995. In order to keep up with the increased demand for their products, chip manufacturers increased capital spending on new equipment and fab facilities from approximately $12 billion to approximately $45 billion during the same time period. Since their peak in 1995, chip sales have decreased to approximately $122 billion in 1998, causing capital spending for new fab equipment and facilities to plunge over 30% to less than $30 billion in 1998.

        The current industry downturn and lower capital spending by semiconductor manufacturers during the first quarter of 1999 has significantly impacted cleanroom revenue generated by the Company. While worldwide chip sales have been rising steadily since August of 1998 and are estimated to reach $133 billion in 1999 and rise to $182 billion by 2001, semiconductor manufacturers appear to remain hesitant to build new fab facilities and expand production capacity. As a result, the Company has continued to see a reduced level of large fab expansions and new projects by the semiconductor industry.

        During the first quarter of 1999, the Company has seen increased bidding activity for cleanrooms but at significantly lower levels, both in scope and dollar amount. The Company has been awarded a larger volume of projects during the first quarter of 1999 compared to the first quarter of 1998, but at lower average contract amounts. As a result, the Company's backlog has increased slightly to $15.9 million at March 31, 1999 compared to $15.3 million at March 31, 1998.

        Although there is uncertainty surrounding the timing of a recovery in the semiconductor industry, management continues to believe that changes taking place in the industry should result in expanded semiconductor industry capital expenditures in the long-term. Excess capacity in the industry is being absorbed and chip makers are enlarging silicon wafers in order to reduce their costs. It is estimated that using larger wafers can reduce the cost to make a chip by 15 to 20 percent, because the 300mm diameter wafer produces approximately 2.5 times as many chips by processing one wafer. With 300mm technology, it is also estimated that capital investment per chip can be reduced. Delays in the ramp-up of 300mm technology have delayed the expected construction of the whole series of 300mm fabs worldwide. Due, in part, to the lack of 300mm process tools, weaker than expected demand, and the current focus on lowering process geometries from .25m to .18m, the 300mm effort has slowed by at least 12 to 24 months. In response to the current downturn, management will monitor the Company's cost structure and take appropriate actions as considered necessary, but continue to develop state of the art cleanroom technology and provide world-class support to the Company's customers.

        In response to the prolonged downturn of the semiconductor industry and reduced demand for its cleanrooms and related products, the Company has begun an aggressive diversification effort by utilizing existing design and engineering resources as well as manufacturing equipment and facilities. By applying its product and engineering expertise in custom metal fabrication, airflow systems, and high tech panel production to similar type products used by other businesses and industries, it is the Company's objective to obtain 40% of its revenues from non-cleanroom sources.

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

        The Company uses the percentage-of-completion method of accounting for its long-term contracts. The Company recognizes revenue in proportion to the costs incurred to date in relation to the total anticipated costs. Revenue recognized may not be the same as progress billings to the customer. Underbillings are reflected in an asset account (costs and estimated earnings in excess of billings on contracts in progress), and overbillings are reflected in a liability account (billings in excess of costs and estimated earnings on contracts in progress). The revenue related to other manufactured goods is recognized upon shipment of the product.


RESULTS OF OPERATIONS


                                          FOR THE THREE MONTHS
                                             ENDED MARCH 31,
                                       --------------------------
                                         1999              1998
                                       --------          --------
STATEMENTS OF OPERATIONS DATA:
Revenues .....................         $ 12,480          $ 11,441
Gross profit .................            1,577               486
Net loss .....................             (316)             (831)

                                                           MARCH 31,      DECEMBER 31,
                                                             1999            1998
                                                            -------         -------
BALANCE SHEET DATA:
Cash and cash equivalents..........................          $1,041         $ 2,140
Working capital ...................................          10,642          10,674
Total assets ......................................          31,650          30,841
Total liabilities .................................          13,839          12,714
Total shareholder's equity ........................          17,811          18,127


        Revenues for the first quarter of 1999 increased by 9.1% to $12.5 million compared to $11.4 million for the first quarter of 1998. This increase is attributed to the sale of other manufactured products of $2.8 million. Revenues from other manufactured products were zero for the period ended March 31, 1998. Revenues from cleanroom and related products decreased $1.7 million, or 15.0%, to $9.7 million for the first quarter of 1999 from $11.4 million during the first quarter of 1998. The decrease is attributed to the continued downturn in the semiconductor industry as more fully discussed above. The downturn has resulted in fewer contracts being worked on during the first quarter of 1999 compared with the first quarter of 1998.

        Gross profit for first quarter of 1999 increased by 224.5% to $1.6 million from $486,000 for the first quarter of 1998 and increased as a percentage of revenue to 12.6% for the first quarter of 1999 from 4.2% for the first quarter of 1998. The increased gross profit percentage is due largely to company-wide cost cutting measures adopted by management and improvements implemented by the project management team that have a direct positive impact on gross profit margins.

        Selling, general and administrative expenses for the first quarter of 1999 increased 9.4% to $1.8 million, or 14.3% of revenue, compared to $1.6 million, and 14.3% of revenue for the first quarter of 1998. Selling, general, and administrative expenses increased slightly by $.2 million to support the additional sales of other manufactured products but remained virtually unchanged as a percentage of total revenue.

        Research and development expenses for the first quarter of 1999 increased 36.4% to $60,000 compared to $44,000 for the first quarter of 1998. The Company continues to fund research and development to improve existing products and develop new products in its diversification program.

        Interest expense for the first quarter of 1999 increased to $101,000, compared to $69,000 for the first quarter of 1998. This increase is directly related to increased borrowings against the Company's credit line during the first quarter of 1999, compared to borrowings during the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

        Working capital at March 31, 1999 was $10.6 million compared to $10.7 at December 31, 1998. This includes cash and cash equivalents of $1.0 million at March 31, 1999 and $2.1 million at December 31, 1998. The Company's operations used $36,000 of cash during the first quarter of 1999, compared to using $4.4 million of cash from operations during the first quarter of 1998. During the first quarter of 1999, the Company experienced a net increase in receivables of $616,000, an increase in costs and estimated earnings in excess of billings on contracts in progress of $1.7 million, and an increase in accounts payables of $2.2 million.

        At March 31, 1999, the Company maintained a revolving line of credit with a domestic bank for the lesser of $6,000 or the available borrowing base. The interest rate is computed at the bank's prime rate plus 1.0% (8.75% at March 31, 1999) and requires monthly payments of interest. The Company had borrowings under the line of $4,375 and $5,254 as of March 31, 1999, and December 31, 1998, respectively. The line of credit, which expired on December 31, 1998, was extended to March 31, 1999. The line of credit is collateralized by certain domestic receivables, equipment, and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At March 31, 1999, the Company was out of compliance on certain indebtedness covenants for which they signed a forbearance agreement with the lender where the lender has agreed to forbear exercise of its remedies against the Company. The Company is currently reviewing several financing alternatives.

        Management believes that existing cash balances, borrowings available under the line of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through December 31, 1999. However, in the event the Company experiences adverse operating performance or above-anticipated capital expenditure requirements, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms.


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

        During 1998, the Company completed the installation of Oracle application software, a comprehensive enterprise-wide business system. This system affects nearly every aspect of the Company's operations, including: financial accounting, purchasing and accounts payable, raw material inventory control, production planning and scheduling, and invoicing and accounts receivable. All Oracle application software utilized by the Company is year 2000 compliant. In conjunction with the installation of the Oracle software, the Company installed new HP computer hardware to run the application software. While the HP hardware is not yet fully year 2000 compliant, the Company believes it has in its possession the necessary software to make the hardware's operating systems year 2000 compliant and intends to implement the software by mid 1999. The Company expects to test these hardware, operating systems and software applications by mid 1999 to confirm year 2000 readiness. The Company has identified other hardware, operating systems and software applications used in its process control and other information systems and is in the process of obtaining year 2000 compliance information from the providers of such hardware, operating systems and applications software. The Company expects to work with vendors to test the year 2000 readiness of such hardware, operating systems and software applications. The Company has no internally developed software applications.

        The Company has substantially completed inventorying its non-information technology systems and is assessing the year 2000 issues to determine appropriate testing and remediation. The Company has completed its assessment of its major non-information technology systems and is currently implementing patches to make all such systems fully year 2000 compliant.

The Company has significant relationships with various third parties, and the failure of any of these third parties to achieve year 2000 compliance could have a material adverse impact on the Company. The Company has commenced efforts to survey each major third party supplier to confirm their year 2000 readiness. This review process will continue into the second quarter of 1999.

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

        The installation of the Oracle application software and related hardware and operating systems was done to improve information processing capabilities and efficiencies and was done irrespective of the year 2000 issue. The Company upgrades its computer hardware and software components on a regular basis and believes it will not incur any additional material expense to modify its systems due to the year 2000 issue.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

               (a)    Exhibits

                 Regulation S-K
                  Exhibit No.        Description
                  -----------        -----------
                       27            Financial Data Schedule


               (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1999.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DAW TECHNOLOGIES, INC.
                                      (Registrant)


Date: May 14, 1999                    By:  /s/   Michael J. Schifsky
                                         ---------------------------------------
                                      It's:      Senior Vice President, Chief
                                                 Financial Officer (Principal
                                                 financial and accounting
                                                 officer)

                                  EXHIBIT INDEX





        Exhibit No.            Description of Exhibit
        -----------            ----------------------
        Exhibit 27             Financial Data Schedule