Form 10-Q
period 1999-06-30
DAW TECHNOLOGIES INC /UT
filed 1999-08-16
CIK 882159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

        or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     0-21818
                              ---------------------
                              (Commission File No.)

                             DAW TECHNOLOGIES, INC.
      ---------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

             UTAH                                       87-0464280
  ----------------------------                         -------------
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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )


        As of August 16, 1999, the Registrant had 12,513,114 shares of Common Stock, $0.01 par value outstanding.

                             Daw Technologies, Inc.

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION..................................................................................1


Item 1.     Financial Statements

            Condensed Balance Sheets - June 30, 1999 and December 31, 1998.......................................1


            Condensed Statements of Operations - Three months and six months ended June 30, 1999 and 1998........2


            Condensed Statements of Cash Flows - Six months ended June 30, 1999  and 1998........................3


            Notes to Condensed Financial Statements..............................................................5



Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................................................8



PART II OTHER INFORMATION.......................................................................................14


Item 4.     Submission of Matters to a Vote of Security Holders.................................................14

Item 5.     Other Information...................................................................................14

Item 6.     Exhibits and Reports on Form 8-K....................................................................14

Signatures .................................................................................................... 15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Daw Technologies, Inc.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                   June 30,        Dec. 31,
                                                                     1999            1998
                                                                   --------        --------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $    961        $  2,140
     Accounts receivable - net                                        8,331           8,904
     Costs and estimated earnings in excess
         of billings on contracts in progress                        10,548           7,546
     Inventories, net                                                 1,045           1,233
     Deferred income taxes                                            1,052             655
     Other current assets                                             2,417           2,391
                                                                   --------        --------

               Total current assets                                  24,354          22,869

PROPERTY AND EQUIPMENT -  NET, AT COST                                4,129           4,859
DEFERRED INCOME TAXES                                                 2,556           1,921

OTHER ASSETS                                                          1,092           1,192
                                                                   --------        --------

                                                                   $ 32,131        $ 30,841
                                                                   ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                      $  7,160        $  4,749
     Billings in excess of costs and estimated
         earnings on contracts in progress                            2,336           1,635
     Lines of credit                                                  5,461           5,254
     Current portion of long-term obligations                           515             557
                                                                   --------        --------

               Total current liabilities                             15,472          12,195

LONG TERM OBLIGATIONS, less current portion                             268             519



COMMITMENTS AND CONTINGENCIES                                            --              --


SHAREHOLDERS' EQUITY
     Preferred stock, authorized 10,000,000 shares of
         $0.01 par value; none issued and outstanding                    --              --
     Common stock, authorized 50,000,000 shares of $0.01 par
         value; issued and outstanding 12,513,114 shares at
         June 30, 1999 and 12,479,711 at December 31, 1998              125             125
     Additional paid-in-capital                                      16,579          16,557
     Retained earnings                                                 (313)          1,445
                                                                   --------        --------

               Total shareholders' equity                            16,391          18,127
                                                                   --------        --------

                                                                   $ 32,131        $ 30,841
                                                                   ========        ========

            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                June 30,
                                               --------------------------------        --------------------------------
                                                  1999                 1998                1999                 1998
                                               ------------        ------------        ------------        ------------
Revenues                                       $      9,980        $     12,888        $     22,460        $     24,329

Cost of goods sold                                    9,933              14,656              20,836              25,610
                                               ------------        ------------        ------------        ------------

         Gross profit (loss)                             47              (1,768)              1,624              (1,281)
                                               ------------        ------------        ------------        ------------

Operating expenses

     Selling, general and administrative              1,896               1,719               3,684               3,353
     Research and development                            58                  78                 118                 122
     Depreciation and amortization                      112                 154                 232                 261
                                               ------------        ------------        ------------        ------------

                                                      2,066               1,951               4,034               3,736
                                               ------------        ------------        ------------        ------------


         Loss from operations                        (2,019)             (3,719)             (2,410)             (5,017)


Other income (expense)

Interest                                               (186)               (121)               (287)               (190)
     Other, net                                         (84)                 10                 (94)                 57
                                                                   ------------        ------------        ------------

                                                       (270)               (111)               (381)               (133)
                                               ------------        ------------        ------------        ------------


         Loss before income taxes                    (2,289)             (3,830)             (2,791)             (5,150)

Income tax benefit                                     (847)             (1,427)             (1,033)             (1,916)
                                               ------------        ------------        ------------        ------------


         NET LOSS                              $     (1,442)       $     (2,403)       $     (1,758)       $     (3,234)
                                               ============        ============        ============        ============


Loss per common share
         Basic                                 $      (0.12)       $      (0.19)       $      (0.14)       $      (0.26)
         Diluted                               $      (0.12)       $      (0.19)       $      (0.14)       $      (0.26)

Weighted average common and
         dilutive common equivalent
         shares outstanding
         Basic                                   12,502,102          12,439,226          12,490,968          12,423,688
         Dilutive                                12,502,102          12,439,226          12,490,968          12,423,688



            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)


                                                                          Six months ended
                                                                              June 30,
                                                                       ----------------------
                                                                         1999           1998
                                                                       -------        -------
Increase (decrease) in cash and cash equivalents
     Cash flows from operating activities
         Net loss                                                      $(1,758)       $(3,234)
         Adjustments to reconcile net loss
               to net cash provided by (used in) operating
                       activities
                   Depreciation and amortization                           781            896
                   Provision for losses on accounts receivable              --             13
                   Deferred income tax                                  (1,032)        (1,756)
                   Changes in assets and liabilities
                       Accounts receivable                                 573            340
                       Costs and estimated earnings in excess
                           of billings on contracts in progress         (3,002)        (2,026)
                       Inventories                                         188         (2,415)
                       Other current assets                                (26)          (544)
                       Accounts payable and accrued liabilities          2,411          2,546
                       Income taxes payable                                 --             --
                       Billings in excess of costs and estimated
                           earnings on contracts in progress               701           (243)
                       Other assets                                        100         (1,255)
                                                                       -------        -------

                   Net cash used in
                       operating activities                             (1,064)        (7,678)
                                                                       -------        -------

     Cash flows from investing activities
         Payments for purchase of property
               and equipment                                               (51)          (123)
                                                                       -------        -------



                                   (continued)
            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                                   (Unaudited)
                        (in thousands, except share data)

                                                                      Six months ended
                                                                          June 30,
                                                                   ----------------------
                                                                     1999           1998
                                                                   -------        -------
     Cash flows from financing activities
         Net change in lines of credit                                 207          4,086
         Proceeds from issuance of common stock                         22             69
         Obligations to issue common stock                              --          1,258
         Payments under long-term obligations                         (293)          (331)
                                                                   -------        -------

                   Net cash provided by (used in)
                       financing activities                            (64)         5,082
                                                                   -------        -------


                   Net decrease in cash and cash equivalents        (1,179)        (2,719)

     Cash and cash equivalents at beginning of period                2,140          5,802
                                                                   -------        -------

     Cash and cash equivalents at end of period                    $   961        $ 3,083
                                                                   =======        =======

Supplemental disclosures of cash flow information

     Cash paid during the period for
     Interest                                                      $   287        $   190
     Income taxes                                                       --             --



            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


        1. INTERIM CONDENSED FINANCIAL STATEMENTS

        The accompanying unaudited condensed financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three and six months ended June 30, 1999 should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

        2. EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company did not have a material impact on earnings per share. Options to acquire 869,000 shares of common stock were not included in the calculation of dilutive weighted shares outstanding for the three and six months ended June 30, 1999 because they would have been anti-dilutive.

        3. LINES OF CREDIT

        At June 30, 1999, the Company maintained a revolving line of credit with a domestic bank for the lesser of $6,000 or the available borrowing base. The interest rate is computed at the bank's prime rate plus 1.0% (8.75% at June 30, 1999) and requires monthly payments of interest. The Company had borrowings under the line of $5,461 and $5,254 as of June 30, 1999, and December 31, 1998, respectively. The line of credit, which expired on December 31, 1998, was extended to June 30, 1999. The line of credit is collateralized by certain domestic receivables, equipment, and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At June 30, 1999, the Company was out of compliance on certain covenants for which they signed a forbearance agreement with the lender where the lender agreed to forbear exercise of its remedies against the Company. The Company is currently reviewing several financing alternatives.

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


        5. SEGMENT INFORMATION

        The Company has two reportable segments for the quarter ended June 30, 1999, namely 1) cleanrooms and related products and 2) other manufactured products. Prior to March 31, 1998, the Company operated in one segment, cleanrooms and related products. The accounting policies for the segments are the same as those described in the Company's annual report on form 10-K for the calendar year ended December 31, 1998. The Company evaluates performance of each segment based on earnings or loss from operations. The Company's reportable segments are similar in manufacturing processes and are tracked similarly in the accounting system. The manufacturing process for each segment uses the same manufacturing facilities and overhead is allocated similarly to each segment. It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities, and manufacturing overhead.

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


        5. SEGMENT INFORMATION (CONTINUED)


        Segment information for the cleanrooms and related products and other manufactured goods are as follows:


                                           FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                              ENDED JUNE 30,                 ENDED JUNE 30,
                                         ------------------------        ------------------------
                                           1999            1998            1999           1998
                                         --------        --------        --------        --------
Revenues
   Cleanrooms and related products       $  7,037        $ 11,172        $ 16,760        $ 22,613
   Other manufactured goods                 2,943           1,716           5,700           1,716
                                         --------        --------        --------        --------

                Totals                   $  9,980        $ 12,888        $ 22,460        $ 24,329
                                         ========        ========        ========        ========

Operating loss
   Cleanrooms and related products       $ (2,327)       $ (3,370)       $ (3,127)       $ (4,668)
   Other manufactured goods                   308            (349)            717            (349)
                                         --------        --------        --------        --------

                Totals                   $ (2,019)       $ (3,719)       $ (2,410)       $ (5,017)
                                         ========        ========        ========        ========


                                         JUNE 30,    DECEMBER 31,
                                          1999           1998
                                         -------       -------
Total assets
   Cleanrooms and related products       $15,981       $30,841
   Other manufactured goods                1,400            --
   Manufacturing and corporate            14,750            --
                                         -------       -------

                 Totals                  $32,131       $30,841
                                         =======       =======

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

        In recent years, the Company has typically had one to three significant customers, each of which accounted for more than 10% of the Company's annual revenues; these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature. Since chip sales drive capital spending by the industry, capital spending on facilities and equipment also tends to be highly cyclical.

        While the semiconductor industry has shown signs of recovery, with most of the major semiconductor and micro-electronic manufacturers posting increased sales and profits over the first two quarters of 1999, capital spending on new facilities and major expansions has continued to be slow. After peaking at $45 billion in 1995, worldwide capital spending fell by almost one-third to around $30 billion in 1998. For 1999, industry analysts anticipate capital spending to recover modestly but increase to $41 billion in 2000 and to finally surpass the 1995 level of spending in 2001 at $54 billion. The recent trend of increased chip sales, which started their upward movement in July of 1998, began to push equipment sales up during the fourth quarter of 1998 and this trend has continued through the first half of 1999. Management believes that increased spending by the industry on re-tooling and new equipment is a precursor to spending on larger capital items such as facilities and cleanrooms.

        While the continued slump in capital spending on new facilities has resulted in fewer contracts available to bid, the Company has been successful during the second quarter of 1999 in securing numerous new contracts. At June 30, 1999 the Company had a backlog of $15.0 million, compared to $37.1 million at June 30, 1998. This significant decrease is due to an unusually large backlog posted in June of 1998 as a result of two major contracts of approximately $17.5 million and $8.0 million.

        Management continues to believe that changes taking place in the industry should result in expanded semiconductor industry capital spending in the long-term. Excess capacity in the industry is being absorbed and chip makers are enlarging silicon wafers in order to reduce their costs. The long anticipated introduction of the 300mm fabs is underway. Several announcements have been made for the construction of new fabs utilizing the 300mm technology and several more are expected to follow during the year. Industry analysts anticipate the construction of these new fabs will significantly increase capital spending, particularly on new facilities.

        In response to the current downturn, management will continue to monitor the Company's cost structure and take appropriate actions as considered necessary, but continue to develop state of the art cleanroom technology and provide world-class support to the Company's customers. The Company will also continue to actively seek ways in which to diversify its revenue and income source.

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


RESULTS OF OPERATIONS (Data in the tables are in thousands)

                                     FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                         ENDED JUNE 30,                  ENDED JUNE 30,
                                    ------------------------        ------------------------
                                      1999            1998            1999           1998
                                    --------        --------        --------        --------
STATEMENT OF OPERATIONS DATA:
Contract revenue ............       $  9,980        $ 12,888        $ 22,460        $ 24,329
Gross profit (loss) .........             47          (1,768)          1,624          (1,281)
Selling, general and
    administrative expenses .          1,896           1,719           3,684           3,353
Research and development ....             58              78             118             122
Net loss ....................         (1,442)         (2,403)         (1,758)         (3,234)

                                 JUNE 30,    DECEMBER 31,
                                  1999          1998
                                 -------       -------
BALANCE SHEET DATA:
Cash and cash equivalents        $   961       $ 2,140
Working capital ..........         8,882        10,674
Total assets .............        32,131        30,841
Total liabilities ........        15,740        12,714
Total shareholders' equity        16,391        18,127

        Revenues for the second quarter of 1999 decreased by 22.6% to $10.0 million compared to $12.9 million for the second quarter of 1998. Contract revenue for the six months ended June 30, 1999 decreased by 7.7% to $22.5 million compared to $24.3 million for the six months ended June 30, 1998. This decrease is attributed to the continued reduction in capital spending by the semiconductor industry as more fully discussed above. The downturn has resulted in fewer contracts being worked on during the first two quarters of 1999 compared with the first two quarters of 1998.

        Gross profit for the second quarter of 1999 increased by 102.7% to $47,000 from a gross profit loss of $1.8 million for the second quarter of 1998 and increased as a percentage of contract revenue to .5% for the second quarter of 1999 from a negative 13.7% for the second quarter of 1998. Gross profit for the six months ended June 30, 1999 increased by 226.8% to $1.6 million from a gross profit loss of $1.3 million for the six months ended June 30, 1998 and increased as a percentage of contract revenue to 7.2% for the six months ended June 30, 1999 from a negative 5.3% for the six months ended June 30, 1998.

        The continued downturn in capital spending by the semiconductor industry has resulted in a price competitive bidding environment. As a result, contracts in process during the first and second quarters of 1999 continued to be awarded at lower margins. In addition, the reduced business activity during the second quarter of 1999 was not sufficient to adequately cover manufacturing overhead for the related product lines, resulting in low margins.

        The second quarter of 1998 was the ramp-up to full production of sleeper cabs by the Company's new manufacturing division for this product. During this ramp-up the Company incurred manufacturing startup costs that had a significant impact on the Company for the second quarter of 1998.

        Selling, general and administrative expenses for the second quarter of 1999 increased by 10.3% to $1.9 million compared to $1.7 million for the second quarter of 1998, and increased as a percentage of contract revenue to 19.0% for the second quarter of 1999 from 13.3% for the second quarter of 1998. For the six months ended June 30, 1999, selling, general and administrative increased by 9.9% to $3.7 million compared to $3.4 million for the six months ended June 30, 1998, and increased as a percentage of contract revenue to 16.4% for the six months ended June 30, 1999 from 13.8% for the six months ended June 30, 1998.

        Research and development expense for the second quarter of 1999 decreased 25.6% to $58,000 compared to $78,000 for the second quarter of 1998. Research and development expense for the six months ended June 30, 1999 decreased 3.3% to $118,000 compared to $122,000 for the six months ended June 30, 1998. The Company continues to fund research and development to improve existing products and develop new products in its diversification program.

        Depreciation and amortization expense for the second quarter of 1999 decreased 27.3% to $112,000 compared to $154,000 for the second quarter of 1998. Depreciation and amortization expense for the six months ended June 30, 1999 decreased 11.1% to $232,000 compared to $261,000 for the six months ended June 30, 1998.

        Interest expense for the second quarter of 1999 increased 53.7% to $186,000 compared to $121,000 for the second quarter of 1998. Interest expense for the six months ended June 30, 1999 increased 51.1% to $287,000 compared to $190,000 for the six months ended June 30, 1998. The increase in interest expense during the six months ended June 30, 1999 compared to the six months ended June 30, 1998 is the result of an increase in borrowings against the Company's line of credit through June 30, 1999 compared with borrowings through the same period during 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital at June 30, 1999 was $8.9 million compared to $10.7 at December 31, 1998. This includes cash and cash equivalents of $961,000 at June 30, 1999 and $2.1 million at December 31, 1998. The Company's operations used $1.1 million of cash during the six months ended June 30, 1999, compared to $7.7 million of cash used by operations during the six months ended June 30, 1998. During the six months ended June 30, 1999, the Company experienced increases in costs and estimated earnings in excess of billings on contracts in progress and deferred income taxes. The increase in inventories was due to an increase in work in process inventory. In addition, the Company experienced an increase in accounts payables and accrued liabilities, lines of credit as a result of raw material purchases associated with recently awarded contracts, and billings in excess of costs and estimated earnings on contracts in progress during the six months ended June 30, 1999.

        At June 30, 1999, the Company had a line of credit totaling the lesser of $6.0 million or the available borrowing base. Amounts drawn under the line bear interest at the bank's prime rate plus 1.0% (8.75% at June 30, 1999). Certain domestic receivables and inventories secure the line. The Company had $5,461 and $5,254 in borrowings against the line as of June 30, 1999, and December 31, 1998, respectively. The lines of credit agreements contain restrictive covenants imposing limitations on payments on cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At June 30, 1999 the Company was out of compliance on certain indebtedness covenants for which they signed a forbearance agreement with the lender where the lender has agreed to forbear exercise of its remedies against the Company. The Company is currently negotiating the renewal of the credit line as well as several other financing alternatives.

        Management believes that existing cash balances, borrowings available under the line of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through September 30, 1999. However, in the event the Company experiences adverse operating performance, above-anticipated capital expenditure requirements, or is unable to negotiate a renewal of its current credit lines, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms.


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

        During 1998, the Company completed the installation of Oracle application software, a comprehensive enterprise-wide business system. This system affects nearly every aspect of the Company's operations, including: financial accounting, purchasing and accounts payable, raw material inventory control, production planning and scheduling, and invoicing and accounts receivable. All Oracle application software utilized by the Company is year 2000 compliant. In conjunction with the installation of the Oracle software, the Company installed new HP computer hardware to run the application software. While the HP hardware is not yet fully year 2000 compliant, the Company believes it has in its possession the necessary software to make the hardware's operating systems year 2000 compliant and intends to implement the software by September 1999. The Company expects to test these hardware, operating systems and software applications by September 1999 to confirm year 2000 readiness. The Company has identified other hardware, operating systems and software applications used in its process control and other information systems and is in the process of obtaining year 2000 compliance information from the providers of such hardware, operating systems and applications software. The Company expects to work with vendors to test the year 2000 readiness of such hardware, operating systems and software applications. The Company has no internally developed software applications.

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

        The Company is in the process of preparing contingency plans for critical areas to address year 2000 failures if remedial efforts are not fully successful. The Company's contingency plans are expected to target the Company's most reasonably likely worst case scenarios. The Company's contingency plans will be based in part on the results of third-party supplier surveys and thus are not fully developed at this time. Completion of initial contingency plans is targeted for the fall of 1999.

        No assurance can be given that the Company will not be materially adversely affected by year 2000 issues. The Company may experience material unanticipated problems and costs caused by undetected errors or defects in its information and non-information technology systems. In addition, the failure of third parties to timely address their year 2000 issues could have a material adverse impact on the Company's business, operations, and financial condition.

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



        FACTORS AFFECTING FUTURE RESULTS

        The Company's future operations will be impacted by, among other factors; the length and severity of the current economic downturn in the semiconductor industry as more fully discussed above. The length and severity of the current economic downturn in the semiconductor industry remains subject to a high degree of uncertainty. The Company's operations are also subject to additional risks and uncertainties that could result in actual operating results differing materially from anticipated operating results and past operating results and trends. These risks and uncertainties include pricing pressures, cancellations of existing contracts, timing of significant customer orders, increased competition, and changes in semiconductor and cleanroom technology.

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

PART II - OTHER INFORMATION


Item 4: Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on July 30, 1999. The shareholders elected the following Board of Directors to serve for one year:

                                                                 Shares
      Name                                                      Voted For
      ----                                                      ---------
      Ronald W. Daw                                            10,677,143
      Charles L. Bates, Jr.                                    10,669,974
      Robert G. Chamberlain                                    10,680,413
      James S. Jardine                                         10,674,313
      Robert J. Frankenberg                                    10,676,213
      Virginia Gore Giovale                                    10,664,694


The shareholders also ratified the appointment of Grant Thornton LLP as independent auditors for fiscal year 1999 by a vote of 11,318,611 for, 40,400 against and 13,570 abstained.

Additionally, shareholders ratified the adoption of the Daw Technologies, Inc. 1999 Omnibus Stock Incentive Plan by a vote of 5,957,497 for, 1,542,885 against and 54,925 abstained. The number of broker non-votes was 3,817,274.


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


Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

             Regulation S-K
             Exhibit No.                           Description
             -----------                           -----------
             27                                    Financial Data Schedule



        (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 1999.

                                            DAW TECHNOLOGIES, INC.
                                            (Registrant)


                                            By: /s/  Michael J. Schifsky
                                                -------------------------------
                                            Its: Senior Vice President,
                                            Chief Financial Officer
                                            (Principal financial and accounting
                                            officer)