Form 10-Q
period 1999-09-30
DAW TECHNOLOGIES INC /UT
filed 1999-11-16
CIK 882159

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

        or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     0-21818
                              ---------------------
                              (Commission File No.)

                             DAW TECHNOLOGIES, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

               UTAH                                               87-0464280
---------------------------------                           -------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

                               2700 SOUTH 900 WEST
                           SALT LAKE CITY, UTAH 84119
                ------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (801) 977-3100

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of November 15, 1999, the Registrant had 12,513,114 shares of Common Stock, $0.01 par value outstanding.


================================================================================

                             Daw Technologies, Inc.

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION.                                                                1

Item 1. Financial Statements

        Condensed Balance Sheets
        as of September 30, 1999 (Unaudited) and December 31, 1998                              1

        Condensed Statements of Operations - Three months and nine months ended
        September 30, 1999 and 1998 (Unaudited)                                                 2

        Condensed Statements of Cash Flows - Nine months ended September 30, 1999
        and 1998 (Unaudited)                                                                    3

        Notes to Condensed Financial Statements (Unaudited)                                     5

Item 2. Management's Discussion and Analysis of Financial Condition and

        Results of Operations                                                                   9

PART II OTHER INFORMATION                                                                      16

Item 6. Exhibits and Reports on Form 8-K                                                       16

Signatures                                                                                     17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Daw Technologies, Inc.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)


                                                                     Sept. 30,        Dec. 31,
                                                                       1999             1998
                                                                     --------         --------
                                            ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                         $  1,516         $  2,140
    Accounts receivable, net                                            9,526            8,904
    Costs and estimated earnings in excess
       of billings on contracts in progress                             9,612            7,546
    Inventories, net                                                      814            1,233
    Deferred income taxes                                               1,052              655
    Other current assets                                                3,040            2,391
                                                                     --------         --------

           Total current assets                                        25,560           22,869

PROPERTY AND EQUIPMENT - NET, AT COST                                   3,788            4,859

DEFERRED INCOME TAXES                                                   2,556            1,921

OTHER ASSETS                                                            1,052            1,192
                                                                     --------         --------

                                                                     $ 32,956         $ 30,841
                                                                     ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable and accrued liabilities                         $  9,162         $  4,749
    Billings in excess of costs and estimated
       earnings on contracts in progress                                2,401            1,635
    Line of credit                                                      5,412            5,254
    Current portion of long-term obligations                              488              557
                                                                     --------         --------

           Total current liabilities                                   17,463           12,195

LONG-TERM OBLIGATIONS, less current portion                               231              519



COMMITMENTS AND CONTINGENCIES                                               -                -


SHAREHOLDERS' EQUITY

    Preferred stock, authorized 10,000,000 shares of
       $.01 par value; none issued and outstanding                          -                -
    Common stock, authorized 50,000,000 shares of $.01 par
       value; issued and outstanding 12,513,114 shares at
       September 30, 1999 and 12,479,711 at December 31, 1998             125              125
    Additional paid-in-capital                                         16,579           16,557
    Retained earnings (deficit)                                        (1,442)           1,445
                                                                     --------         --------

           Total shareholders' equity                                  15,262           18,127
                                                                     --------         --------

                                                                     $ 32,956         $ 30,841
                                                                     ========         ========


            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)


                                                     Three Months Ended                          Nine months Ended
                                                        September 30,                              September 30,
                                              ---------------------------------         ---------------------------------
                                                  1999                 1998                 1999                 1998
                                              ------------         ------------         ------------         ------------
Revenues                                      $     12,433         $     14,332         $     34,893         $     38,662

Cost of goods sold                                  11,659               13,380               32,495               38,990
                                              ------------         ------------         ------------         ------------

       Gross profit (loss)                             774                  952                2,398                 (328)
                                              ------------         ------------         ------------         ------------

Operating expenses

   Selling, general and administrative               1,685                1,640                5,369                4,993
   Research and development                              5                   38                  123                  160
   Depreciation and amortization                       102                  152                  334                  413
                                              ------------         ------------         ------------         ------------

                                                     1,792                1,830                5,826                5,566
                                              ------------         ------------         ------------         ------------


       Loss from operations                         (1,018)                (878)              (3,428)              (5,894)


Other income (expense)

    Interest                                          (106)                (146)                (393)                (335)
    Other, net                                          (5)                (168)                 (98)                (113)
                                              ------------         ------------         ------------         ------------

                                                      (111)                (314)                (491)                (448)
                                              ------------         ------------         ------------         ------------


       Loss before income taxes                     (1,129)              (1,192)              (3,919)              (6,342)

Income tax benefit                                     -0-                 (444)              (1,032)              (2,360)
                                              ------------         ------------         ------------         ------------


       NET LOSS                               $     (1,129)        $       (748)        $     (2,887)        $     (3,982)
                                              ============         ============         ============         ============

Loss per common share

       Basic                                  $      (0.09)        $      (0.06)        $      (0.23)        $      (0.32)
       Diluted                                $      (0.09)        $      (0.06)        $      (0.23)        $      (0.32)

Weighted average common and
       dilutive common equivalent
       shares outstanding

       Basic                                    12,513,114           12,450,607           12,498,431           12,432,759
       Dilutive                                 12,513,114           12,450,607           12,498,431           12,432,759


            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                        (in thousands, except share data)


                                                                   Nine months ended
                                                                      September 30,
                                                                 -----------------------
                                                                  1999            1998
                                                                 -------         -------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities

       Net loss                                                  $(2,887)        $(3,982)
       Adjustments to reconcile net loss
           to net cash provided by (used in) operating
           activities

              Depreciation and amortization                        1,159           1,309
              Provision for losses on accounts receivable           (224)             (6)
              Deferred income tax                                 (1,032)         (2,151)
              Changes in assets and liabilities
                Accounts receivable                                 (398)         (2,946)
                Costs and estimated earnings in excess
                   of billings on contracts in progress           (2,066)           (812)
                Inventories                                          419          (2,705)
                Other current assets                                (649)         (1,687)
                Accounts payable and accrued liabilities           4,413           4,654
                Income taxes payable                                   -               -
                Billings in excess of costs and estimated
                   earnings on contracts in progress                 766             (34)
                Other assets                                         140          (1,208)
                                                                 -------         -------

              Net cash used in

                operating activities                                (359)         (9,568)
                                                                 -------         -------

    Cash flows from investing activities
       Payments for purchase of property
                and equipment                                        (88)           (183)
                                                                 -------         -------


                                   (continued)
            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                                   (Unaudited)
                        (in thousands, except share data)


                                                                Nine months ended
                                                                  September 30,
                                                            -----------------------
                                                              1999            1998
                                                            -------         -------
    Cash flows from financing activities

       Net change in line of credit                             158           4,399
       Proceeds from issuance of common stock                    22              69
       Obligations to issue common stock                          -           1,258
       Payments on long-term obligations                       (357)           (499)
                                                            -------         -------

              Net cash provided by (used in)
                financing activities                           (177)          5,227
                                                            -------         -------


    Net decrease in cash and cash equivalents                  (624)         (4,524)

    Cash and cash equivalents at beginning of period          2,140           5,802
                                                            -------         -------

    Cash and cash equivalents at end of period              $ 1,516         $ 1,278
                                                            =======         =======

Supplemental disclosures of cash flow information

    Cash paid during the period for

    Interest                                                $   393         $   335
    Income taxes                                                  -               -


            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                        (in thousands, except share data)

        1. INTERIM CONDENSED FINANCIAL STATEMENTS

        The accompanying unaudited condensed financial statements of Daw Technologies, Inc. (the "Company" or "Daw") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months and nine months ended September 30, 1999 and 1998 should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1998. The results of operations for the three months and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

        2. EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company did not have a material impact on earnings per share. Options to acquire 750,000 shares of common stock were not included in the calculation of dilutive weighted shares outstanding for the three and nine months ended September 30, 1999 because they would have been anti-dilutive.

        3. LINE OF CREDIT

        At September 30, 1999, the Company maintained a revolving line of credit with a domestic bank for the lesser of $6 million or the available borrowing base. The loan agreement has established the interest rate at the bank's prime rate plus 1.0% (9.25% at September 30, 1999) and requires monthly payments of interest. However, due to the existence of a current borrowing base deficit, effective September 10, 1999 the bank invoked the default rate of 13.25%. The available borrowing base is limited to certain current domestic accounts receivable. As the result of a significant customer account balance becoming past due (see note 6 below) it became necessary to remove the balance from the borrowing base calculation, thus causing the loan balance to exceed the available borrowing base. This borrowing base deficit put the Company in default of the borrowing base provision of the loan agreement resulting in the bank invoking the default rate of interest.

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                        (in thousands, except share data)

        3. LINE OF CREDIT (CONTINUED)

        The Company had borrowings under the line of $5.4 million and $5.3 million as of September 30, 1999, and December 31, 1998, respectively. The line of credit, which expired on December 31, 1998, was extended to October 31, 1999. Under the terms of the loan extension agreement the maximum loan amount is the lesser of $6.0 million or the standard allowable borrowing base plus the permitted out-of-formula amount of $1.6 million. The line of credit is collateralized by certain domestic receivables, equipment, and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At September 30, 1999, the Company was out of compliance on certain other covenants for which they signed a forbearance agreement with the lender where the lender agreed to forbear exercise of its remedies against the Company. The Company is currently negotiating with the bank to extend the line of credit and is reviewing several other financing alternatives. Since October 31, 1999, the bank has continued to allow for discretionary advances against the existing line of credit.

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

        5. SEGMENT INFORMATION

        The Company has two reportable segments for the quarter ended September 30, 1999, namely 1) cleanrooms and related products and 2) other manufactured products. Prior to March 31, 1998, the Company operated in one segment, cleanrooms and related products. The accounting policies for the segments are the same as those described in the Company's annual report on Form 10-K for the calendar year ended December 31, 1998. The Company evaluates performance of each segment based on earnings or loss from operations. The Company's reportable segments are similar in manufacturing processes and are tracked similarly in the accounting system. The manufacturing process for each segment uses the same manufacturing facilities and overhead is allocated similarly to each segment. It is not practical to determine the total assets per segment and depreciation by

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                        (in thousands, except share data)

        5. SEGMENT INFORMATION (CONTINUED)

segment because each segment uses the same manufacturing facility. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities, and manufacturing overhead.

        Segment information for the cleanrooms, related products and other manufactured goods are as follows:


                                             FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                           -------------------------         -------------------------
                                             1999             1998             1999             1998
                                           --------         --------         --------         --------
Revenues

    Cleanrooms and related
     products                              $  9,010         $ 12,370         $ 25,770         $ 34,984
    Other manufactured goods                  3,423            1,962            9,123            3,678
                                           --------         --------         --------         --------

                 Totals                    $ 12,433         $ 14,332         $ 34,893         $ 38,662
                                           ========         ========         ========         ========

 Operating profit (loss)

    Cleanrooms and related products        $   (644)        $ (1,080)        $ (3,771)        $ (5,747)
    Other manufactured goods                   (374)             202              343             (147)
                                           --------         --------         --------         --------

                 Totals                    $ (1,018)        $   (878)        $ (3,428)        $ (5,894)
                                           ========         ========         ========         ========


                                        --------------------------
                                        SEPTEMBER 30,  DECEMBER 31,
                                           1999           1998
                                        --------------------------
Total assets

   Cleanrooms and related products        $15,716        $15,053
   Other manufactured goods                 3,290          1,397
   Manufacturing and corporate             13,950         14,391
                                          -------        -------
                 Totals                   $32,956        $30,841
                                          =======        =======

                             Daw Technologies, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                        (in thousands, except share data)

        6. COMMITMENTS AND CONTINGENCIES

        In July of 1999, the Company filed suit against Motorola, Inc. ("Motorola") in the Superior Court for the County of Maricopa, Arizona. The complaint alleged breach of contract for failure to pay for delivered and installed products. In September 1999 Motorola filed suit against the Company in the same court. The complaint alleges breach of contract, fraud and fraudulent inducement, and negligent misrepresentation. The Motorola suit claims Daw caused it damages as the result of late delivery of several air handling systems. Under Arizona law, the cases will be consolidated with the Company's case being the lead case. The Company was forced to file suit after unsuccessful attempts at mediation (as required by Motorola in the contract). Both parties met with a mutually agreed upon mediator in Arizona in an attempt to resolve the issues. Motorola claimed consequential damages as the result of late delivery by the Company, whereas the Company claims the original delivery dates, as outlined in Motorola's original bid document, could not have possibly been met as Motorola was significantly late in both awarding the contract as well as reviewing and approving the Company's subsequent drawings and submittals. In the second round of mediation, the mediator recommended Motorola pay the Company in full. It was his opinion that the Company would prevail at trial. Motorola has refused to comply with this recommendation. The Company believes that Motorola's claims of consequential damages are without merit and intends to pursue this case vigorously.

        Motorola's non-payment of the balances due the Company has resulted in a significant borrowing base deficit on the Company's revolving line of credit. Advances against the credit line are limited to certain domestic trade accounts receivable aged less than 90 days. As the balance due in dispute from Motorola is greater than 90 days it is technically no longer eligible for inclusion in the Company's borrowing base calculation. Removal of the balance from the borrowing base has resulted in a borrowing base deficit. As a result of this violation, effective September 10, 1999 the bank invoked the default rate of interest of 13.25%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

        The Company's principal line of business is an integrated systems solution provider of cleanrooms and cleanroom component systems for the semiconductor industry. The Company also manufactures sleeper cabs for heavy-duty trucks, and air entrance systems for large national retail chains. Additionally, the Company has recently entered into various contract manufacturing agreements whereby the Company manufactures products owned and marketed by third parties. It is the Company's objective to develop and maintain 40% of its revenues from sources outside of the semiconductor industry by applying its product and engineering expertise in custom metal fabrication, airflow systems and panel production to similar type products used in other industries.

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

        While the semiconductor industry continues to shown signs of recovery, with most of the major semiconductor and micro-electronic manufacturers posting record bookings and higher backlogs during the third quarter of 1999, the rate of capital spending on new facilities and major expansions has continued to be slow. After peaking at $45 billion in 1995, worldwide capital spending fell by almost one-third to around $30 billion in 1998. For 1999, industry analysts anticipate capital spending to recover modestly but increase to $43 billion in 2000 and to finally surpass the 1995 level of spending and top $60 billion in 2001. The recent trend of increased chip sales, which started their upward movement in July of 1998, began to push equipment sales up during the fourth quarter of 1998 and this trend has continued through the first three quarters of 1999. Management believes that increased spending by the industry on re-tooling and new equipment is a precursor to spending on larger capital items such as facilities and cleanrooms.

        While the continued slump in capital spending on new facilities has resulted in fewer contracts available to bid throughout the current fiscal year, the Company has been successful during the third quarter of 1999 in securing numerous new contracts. At September 30, 1999 the Company had a backlog of $11.4 million, compared to $21.1 million at September 30, 1998. The significant decrease is due to an unusually large backlog posted in September of 1998 as a result of two major contracts, one of which was postponed and the other which was subsequently cancelled.

        Management believes that changes taking place in the industry should result in expanded semiconductor industry capital spending in the long-term. With virtually every major chip manufacturer currently experiencing some form of capacity constraint, it appears that the excess capacity carried over the past couple years has been absorbed. Longer lead times, expanded backlogs, and improved chip pricing are all creating tight supply. In response, chip makers continue to revise upwardly their capital expenditure budgets as demand for new chips is expected to outpace supply for years 2000 and 2001. This upcycle in chip sales is expected to be sustained by better economic conditions in Asia and Europe, the explosive use of the internet and the ever increasing use of digital cellular phones. Increased sales of PC's and other new digital consumer products will also increase demand for more chips. Additionally, the long anticipated introduction of the 300mm fabs is underway. Several announcements have been made for the construction of new fabs utilizing the 300mm technology and several more are expected to follow.

        In response to the continued operating losses experienced by the Company, management will continue to monitor the Company's cost structure and take appropriate actions as considered necessary, but continue to develop state of the art cleanroom technology and provide world-class support to the Company's customers. The Company will also continue to actively seek ways in which to diversify its revenue and income sources.

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

RESULTS OF OPERATIONS (Data in the tables are in thousands)


                                       FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                        ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                     -------------------------         -------------------------
                                       1999             1998             1999             1998
                                     --------         --------         --------         --------
STATEMENT OF OPERATIONS DATA:

Revenues                             $ 12,433         $ 14,332         $ 34,893         $ 38,662
Gross profit (loss)                       774              952            2,398             (328)
Selling, general and
    Administrative expenses             1,685            1,640            5,369            4,993
Research and development                    5               38              123              160
Net loss                               (1,129)            (748)          (2,887)          (3,982)


                                ----------------------------
                                SEPTEMBER 30,   DECEMBER 31,
                                    1999           1998
                                ----------------------------
BALANCE SHEET DATA:

Cash and cash equivalents         $ 1,516        $ 2,140
Working capital                     8,097         10,674
Total assets                       32,956         30,841
Total liabilities                  17,694         12,714
Total shareholders' equity         15,262         18,127


        Revenue for the third quarter of 1999 decreased by 13.3% to $12.4 million compared to $14.3 million for the third quarter of 1998. This decrease was largely due to revenues earned during the third quarter of 1998 on a large Asian contract that was subsequently canceled. Revenue for the nine months ended September 30, 1999 decreased by 9.7% to $34.9 million compared to $38.7 million for the nine months ended September 30, 1998. This decrease is attributed to the continued downturn in capital spending by the semiconductor industry as more fully discussed above. The downturn has resulted in fewer contracts being worked on during the first three quarters of 1999 compared with the first three quarters of 1998. Year to date cleanroom revenues continue to fall behind management's projections. Overall revenues from other manufactured goods have also fallen behind plan with the exception of the sale of tractor sleeper cabs which have remained on target all year. Revenues from air entrances and contract manufacturing, while picking up and showing improvement, have also fallen short of plan for the year.

        As noted above, the Company's revenues fluctuate substantially from quarter to quarter depending on such factors as the timing of significant customer orders, the timing of revenue and cost recognition, and fluctuations in capital spending by the semiconductor industry.

        Gross profit for the third quarter of 1999 decreased by 18.7% to $774,000 from $952,000 for the third quarter of 1998 and decreased as a percentage of revenue to 6.2% for the third quarter of 1999 from 6.6% for the third quarter of 1998. Gross profit for the nine months ended September 30, 1999 increased by 831.1% to $2.4 million from a $328,000 loss for the nine months ended September 30, 1998 and increased as a percentage of contract revenue to 6.9% for the nine months ended September 30, 1999 from a loss of 0.8% for the nine months ended September 30, 1998. The increase in gross profit is the result of a combination of higher margins realized on certain contracts in process through various gains in efficiencies and reduced manufacturing costs as a result of implemented cost reduction programs. Additionally, during the first nine months of 1998, the Company experienced certain manufacturing inefficiencies related to lower volume of work in certain product divisions and production start-up costs related to the manufacture of panels for semi tractor sleeper shells.

        The semiconductor industry downturn has resulted in an increasingly price competitive bidding environment. Additionally, the downturn has resulted in a decrease in the volume of certain manufactured cleanroom component products.

        Selling, general and administrative expenses for the third quarter of 1999 increased by 2.7% to $1.7 million compared to $1.6 million for the third quarter of 1998, and increased as a percentage of revenue to 13.6% for the third quarter of 1999 from 11.4% for the third quarter of 1998. For the nine months ended September 30, 1999, selling, general and administrative expenses increased by 7.5% to $5.4 million compared to $5.0 million for the nine months ended September 30, 1998, and increased as a percentage of contract revenue to 15.4% for the nine months ended September 30, 1999, from 12.9% for the nine months ended September 30, 1998.

        Research and development expense for the third quarter of 1999 decreased 86.8% to $5,000 compared to $38,000 for the third quarter of 1998. Research and development expense for the nine months ended September 30, 1999 decreased 23.1% to $123,000 compared to $160,000 for the nine months ended September 30, 1998. During 1998 the Company was involved with certain research and development projects related to value engineering of existing products. These projects were completed prior to the third quarter of 1999, resulting in lower research and development expense for the nine months ended September 30, 1999 compared to the same period in 1998.

        Depreciation and amortization expense for the third quarter of 1999 decreased 32.9% to $102,000 compared to $152,000 for the third quarter of 1998. Depreciation and amortization expense for the nine months ended September 30, 1999 decreased 19.1% to $334,000 compared to $413,000 for the nine months ended September 30, 1998. The decreases are due to numerous assets becoming fully depreciated and expiration of certain capital leases. There have been no significant additions or deletions of fixed assets during the current year.

        Interest expense for the third quarter of 1999 decreased 27.4% to $106,000 compared to $146,000 for the third quarter of 1998. Interest expense for the nine months ended September 30, 1999 increased 17.3% to $393,000 compared to $335,000 for the nine months ended September 30, 1998. These changes are directly related to borrowings against the Company's credit line during 1999 compared to borrowings during 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital at September 30, 1999 was $8.1 million compared to $10.7 million at December 31, 1998. This includes cash and cash equivalents of $1.5 million at September 30, 1999 and $2.1 million at December 31, 1998. The Company's operations used $359,000 of cash during the nine months ended September 30, 1999, compared to using $9.6 million of cash from operations during the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the Company experienced an increase in receivables, costs and estimated earnings in excess of billings on contracts in progress, deferred income taxes, and other current assets. In addition, the Company experienced an increase in accounts payable and accrued liabilities, billings in excess of costs and estimated earnings on contracts in progress and line of credit, and a decrease in inventories during the nine months ended September 30, 1999.

               At September 30, 1999, the Company maintained a revolving line of credit with a domestic bank for the lesser of $6 million or the available borrowing base. The loan agreement has established the interest rate at the bank's prime rate plus 1.0% (9.25% at September 30, 1999) and requires monthly payments of interest. However, due to the existence of a current borrowing base deficit, effective September 10, 1999 the bank invoked the default rate of 13.25%. The available borrowing base is limited to certain current domestic accounts receivable. As the result of a significant customer account balance becoming past due (see note 6 of Notes to Condensed Financial Statements above) it became necessary to remove the balance from the borrowing base calculation, thus causing the loan balance to exceed the available borrowing base. This borrowing base deficit put the Company in default of the borrowing base provision of the loan agreement resulting in the bank invoking the default rate of interest.

        The Company had borrowings under the line of $5.4 million and $5.3 million as of September 30, 1999, and December 31, 1998, respectively. The line of credit, which expired on December 31, 1998, was extended to October 31, 1999. Under the terms of the loan extension agreement the maximum loan amount is the lesser of $6.0 million or the standard allowable borrowing base plus the permitted out-of-formula amount of $1.6 million. The line of credit is collateralized by certain domestic receivables, equipment, and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At September 30, 1999, the Company was out of compliance on certain other covenants for which they signed a forbearance agreement with the lender where the lender agreed to forbear exercise of its remedies against the Company. The Company is currently negotiating with the bank to extend the line of credit and is reviewing several other financing alternatives

        Management believes that existing cash balances, borrowings available under the line of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through December 31, 1999. However, in the event the Company experiences adverse operating performance, above-anticipated capital expenditure requirements, or is unable to negotiate a renewal or extension of its current credit line, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms.

YEAR 2000 ISSUES

        The Company has developed a comprehensive plan to address year 2000 issues. The areas of focus are as follows: i)the Company's information technology systems; ii) the

Company's non-information technology systems (i.e. machinery, equipment and devices which utilize built in or embedded technology); and iii) third party suppliers and customers. The Company is undertaking its year 2000 review in the following phases: awareness (education and potential impact of year 2000 issue), identification (identifying processes or systems which are exposed to the year 2000 issue), assessment (identifying the potential impact of year 2000 on the equipment, processes and systems identified during the previous phase), testing and verification (testing to determine if an item is compliant or the degree to which it is not), and implementation (carrying out necessary remedial efforts to address year 2000 readiness, including validation of upgrades, patches or other year 2000 fixes).

        During 1998, the Company completed the installation of Oracle application software, a comprehensive enterprise-wide business system. This system affects nearly every aspect of the Company's operations, including: financial accounting, purchasing and accounts payable, raw material inventory control, production planning and scheduling, and invoicing and accounts receivable. All Oracle application software utilized by the Company is year 2000 compliant. In conjunction with the installation of the Oracle software, the Company installed new HP computer hardware to run the application software. All necessary upgrades have been applied to the HP hardware and operating system to make them fully year 2000 compliant. The Company expects to test these hardware, operating systems and software applications by November 1999 to confirm year 2000 readiness. The Company has identified other hardware, operating systems and software applications used in its process control and other information systems and is in the process of obtaining year 2000 compliance information from the providers of such hardware, operating systems and applications software. The Company expects to work with vendors to test the year 2000 readiness of such hardware, operating systems and software applications. The Company has no internally developed software applications.

        The Company has substantially completed inventorying its non-information technology systems and is assessing the year 2000 issues to determine appropriate testing and remediation. The Company has completed its assessment of its major non-information technology systems and is currently implementing patches to make all such systems fully year 2000 compliant.

        The Company has significant relationships with various third parties, and the failure of any of these third parties to achieve year 2000 compliance could have a material adverse impact on the Company. The Company has surveyed each major third party supplier to confirm their year 2000 readiness and has received year 2000 compliance certificates and other assurances of their readiness.

        The Company is in the process of preparing contingency plans for critical areas to address year 2000 failures if remedial efforts are not fully successful. The Company's contingency plans are expected to target the Company's most reasonably likely worst case scenarios. The Company's contingency plans will be based in part on the results of third-party supplier surveys and thus are not fully developed at this time. Completion of initial contingency plans is targeted for the fourth quarter of 1999.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits


               Regulation S-K
               Exhibit No.                  Description
               --------------               -----------
                 27                         Financial Data Schedule


               (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 1999.


                            DAW TECHNOLOGIES, INC.
                            ----------------------
                                 (Registrant)

                            By: /s/ Michael J. Schifsky

                            It's: Senior Vice President, Chief Financial Officer
                               (Principal financial and accounting officer)

                                 EXHIBIT INDEX


               Exhibit No.                  Description
               --------------               -----------
                 27                         Financial Data Schedule