Form 10-K
period 1999-12-31
DAW TECHNOLOGIES INC /UT
filed 2000-04-17
CIK 882159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

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

                                 Title of Class
                                 --------------
                          Common Stock, $0.01 Par Value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on April 11, 2000, was approximately $14,166,439. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

        As of April 14, 2000, the Registrant had 12,832,454 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for July 28, 2000 is incorporated by reference in Part III of this report.

================================================================================

                                TABLE OF CONTENTS


PART I ........................................................................................         1


ITEM 1. BUSINESS...............................................................................         1


ITEM 2. PROPERTIES.............................................................................         9


ITEM 3. LEGAL PROCEEDINGS......................................................................         9


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................         9


PART II .......................................................................................        10


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.................        10


ITEM 6.  SELECTED FINANCIAL DATA...............................................................        11


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ................................................................        12

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...........................        19

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................        19


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE............................................................................        19


PART III.......................................................................................        20


ITEM 10, 11, 12 AND 13.........................................................................        20


PART IV .......................................................................................        21

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......................        21

SIGNATURES.....................................................................................        23

FINANCIAL STATEMENTS...........................................................................       F-1

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

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

        Daw Technologies, Inc. (the "Company") is a leading supplier of ultra-clean manufacturing environments, or cleanrooms, to the semiconductor industry. The Company designs, engineers, manufactures, installs and services certain principal component systems for advanced cleanrooms. The Company is a single-source provider of the entire cleanroom system. The Company provides its customers with services to integrate the design, installation and servicing of cleanrooms, including architectural engineering and design, installation, testing, certification, tool fit-up, and continuing on-site service and support. The Company believes its integrated approach enables customers to benefit from accelerated cleanroom design and installation, simplified project control, single-source performance certification and cost effectiveness.

        Cleanrooms are critical to the semiconductor manufacturing process. Process yields are highly dependent upon controlling contamination levels and other environmental variables. These variables include the number of particles, humidity, gasses, vibration, temperature and electro-magnetic fields. To be competitive, semiconductor manufacturers must meet increasingly stringent standards for cleanliness and environmental control in their fabrication facilities ("fabs"). The Company believes its integrated solution allows it to effectively address the requirements of efficient cleanroom design and installation.

        The Company markets its cleanrooms through a direct sales force to customers building new fabs or renovating existing facilities. The majority of its business comes from repeat sales to these customers.

        The Company also provides contract manufacturing services on an OEM basis for various customers. This includes but is not limited to metal fabrication and assembly of a various range of products such as air-entrance systems used in high-volume commercial retail establishments, the application of powder epoxy paint for a variety of products, and sleeper cabs for semi-tractor trailers.

        The Company also has a division (Intelligent Enclosures) that provides mini-environments and tool enclosure systems for semiconductor capital equipment process-tool suppliers. Tool enclosures and mini-environments control particulates, temperature and humidity, and airborne molecular contamination of the process tool.

INDUSTRY BACKGROUND

               The rapid pace of advances in semiconductor technology has led to shorter semiconductor product and facility life cycles. To bring new semiconductor products to market more rapidly, semiconductor manufacturers seek to compress design and construction lead times for new fabs. As feature sizes shrink and as wafer size, chip densities and the number of process steps increase, environmental variables must be stringently controlled. Even slight deviations in key environmental parameters, most of which are controlled within the cleanroom, can negatively affect yields. Achieving higher yields is the motivating force behind many of the progressively more rigorous cleanroom standards for semiconductor fabs.

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

        Historically, the semiconductor industry has been very cyclical in nature and has seen sudden and dramatic changes in demand for its products. Capital spending by semiconductor manufacturers closely follows the trend in the sale of chips. As chip sales rise, so too does capital spending. From 1988 to 1996, chip sales increased from roughly $50 billion per year to almost $150 billion. In response to this tremendous growth in sales, chip manufacturers increased capital spending in new equipment and fab facilities from around $12 billion to almost $45 billion during the same time period. Since their peak in 1995, chip sales have dropped to around $122 billion in 1998, thus causing a dramatic decrease in capital expenditures by the industry over that period of time. Various industry analysts have reported that in 1999 chip sales increased by 20% over 1998 levels which indicate that the three year downturn may be ending. In addition, analysts predict that chip sales for 2000 may increase by an additional 30 to 40 percent over 1999 chip sales.

INTEGRATED SOLUTION

        The Company's integrated solution incorporates design, engineering, installation, testing, product development and on-going customer support and services. In contrast to the traditional approach, the Company believes that its integrated cleanroom approach provides customers with greater project control by reducing the number of vendors, subcontractors and suppliers and simplifying coordination of the project. The advantages of the Company's integrated solution include:

        Accelerated Design and Installation. The integrated approach facilitates improved coordination of the installation process, thus allowing the Company to meet the increasingly demanding schedules for the design and construction of new fabs. Delays from scheduling conflicts are minimized. Problems with system integration are minimized, since the Company designs the system for compatibility. As a single source supplier, the Company can readily adapt to changes in scheduling or design of any cleanroom system.

        Simplified Project Control. The Company's approach offers customers a single point of contact for the cleanroom, reducing the need for the customer to coordinate the activities of multiple vendors. The Company believes that having one company design, engineer and install the entire cleanroom facilitates coordination of the total construction.

        Single-Source Performance Guarantee. The Company certifies that the cleanroom will meet the agreed- upon performance specifications. The Company's approach provides the customer a single point of accountability for the entire cleanroom system. Although component manufacturers can design their individual cleanroom components to meet the technical specifications provided by the fab designer, they cannot effectively guarantee the as-built performance of the entire cleanroom after their components have been integrated with components of other manufacturers.

        Cost Effectiveness. Having a single vendor responsible for the design and installation of the entire cleanroom allows for significant on-site overhead savings over the traditional multi-vendor approach. A portion of these savings result from reduced administrative costs. By designing and installing the cleanroom system, the Company is able to reduce the redundancy that typically occurs with large, complex, multiple supplier projects. In addition, the Company's customers benefit from increased revenues resulting from bringing a new fab into operation in a shorter time period.

COMPANY STRATEGY

        The Company's stated mission is to provide customer-focused solutions to its customers. The Company's strategy for achieving this goal includes the following elements:

        Focus On Customers Who Accept Integrated Solutions. The Company believes it will be most successful if it targets customers whose purchasing philosophy is consistent with an integrated solutions approach, rather than customers who focus on separate components and services.

        Build Long-Term Customer Relationships. Most of the Company's cleanroom revenue is derived from sales to customers who recognize the value of an integrated solutions philosophy. The Company's marketing strategy is focused on building long-term relationships with these customers, their architectural and engineering firms and other parties involved in the cleanroom project. By building such relationships, the Company is positioned to work with those customers that most benefit from its integrated approach.

        Local Service Network. In order to provide timely and efficient local customer service and support, the Company has project management, design and sales offices in Europe and the United States. In addition, the Company believes a local service network enables it to strengthen customer relationships, expand sales leads and receive more direct customer feedback.

        Expand International Business. Although the majority of the Company's revenues have been generated from projects in North America, the Company believes there are significant opportunities for expansion in Europe and Asia. The Company will seek to increase revenues from international projects by expanding marketing efforts and bidding activities in Europe first, and then in Asia in 2001. Information concerning revenues summarized by geographical area is set forth in Note C of the footnotes to the financial statements.

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

        Diversification of Revenue Base. As a result of the recent downturn in the semiconductor industry, the Company's revenue base from cleanroom sales has been severely impacted by reduced capital spending by semiconductor companies. To reduce the Company's dependence on this highly cyclical industry, the Company has begun to diversify its operations and pursue revenue sources from other products and industries. It is the Company's objective to obtain 40% of its revenues from non-cleanroom sources by applying its product and engineering expertise in custom metal fabrication, airflow systems, and other OEM contract manufacturing opportunities.

        The Company anticipates that contract manufacturing will become a significant division of the Company within a few years. Additionally, the development of its new air entrance system for large national retail centers holds for significant revenue and profitability growth. To date, all of the Company's diversification initiatives have utilized existing design and engineering resources as well as manufacturing equipment at its Salt Lake City facility, thus requiring minimal capital resources and more fully utilizing existing equipment and facilities.

CLEANROOM SYSTEMS AND SERVICES

        Each component of the cleanroom plays an important role. The cleanroom consists of special high-performance air handling systems, ceiling modules and highly efficient filters, wall partitions, raised-access flooring and state-of-the-art control systems. These systems provide a continuous flow of ultrafiltered air from the ceiling to the floor to flush out particles and other contaminants. The room is maintained at a slightly higher air pressure than surrounding rooms so leaks, open doors, or other temporary openings cause clean air to escape, rather than allowing contaminated air to enter. Several important measures must be considered in cleanroom design. They are: The "room class" which defines the allowed number of particles per cubic foot of air, the number of "air changes" which is the number of times per minute the air in the room is completely replaced and the room "recovery rate" which is the amount of time it takes for the room to become clean following contamination. It is also essential that airflow through the cleanroom is unidirectional, where air flows through all areas in essentially straight vertical paths, avoiding vortices and eddies that could trap particles. The cleanroom must be designed to accommodate process-manufacturing equipment including piping and wiring, and permit the movement of materials and personnel without compromising cleanliness. Cleanrooms are designed to control humidity, gasses, noise, vibrations, temperature, electro-magnetic fields, and other environmental variables.

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

        Component Systems.

        While the Company has previously announced its plans to pursue a foundry strategy for the manufacture of cleanroom components by selling its cleanroom component manufacturing business unit, it continues to manufacture component systems on a limited basis until a buyer or joint venture partner can be identified. The Company is in discussion with several interested parties.

        The Company manufactures all principal component systems that comprise an integrated cleanroom, including make-up and recirculating air handlers, fan-filter units, filtered ceiling systems, wall systems, and floor systems. These components may be sold either as part of a fully integrated cleanroom or as individual components for integration by non-affiliated installers. Components are manufactured of non-shedding materials to mitigate microscopic particles in the air stream that may have deleterious effects on the cleanroom.

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

        AIR-FRAME(TM) Ceiling Systems. AIR-FRAME(TM) Ceiling Systems are designed to provide ultra-clean air filtration and unidirectional airflow for cleanroom application. Each system fully integrates lighting, ionization and fire suppression into the ceiling modules for single point connection in the field. Modules can be fully welded or stick-built in sizes ranging from 1' x 1' to 10' x 24' and each are capable of supporting air handlers in excess of 4,000lbs. Individual modules can be configured as tunnels or as large ballrooms to form cleanrooms of virtually unlimited size and shape. The Company offers seven different ceiling schemes. Each is tailored to a particular cleanroom application to create optimal performance while maintaining absolute flexibility, facilitating rapid modifications to evolving cleanrooms. Precision modules (tolerance +0", -1/8") are custom-made of lightweight precision-extruded aluminum (tolerance "-.003") and finished with a nonshedding baked-on powder coat epoxy. Each module is carefully designed with all appropriate column notches and structural hanging points to match existing field conditions. Each module is taken directly off the powder coat line and placed in an on-site Class 10,000 clean packaging area where they are prewired, prelighted and clean packaged.

        The Company's lightweight aluminum modules permit installation by two men and yet are strong enough to support a 4000#. hanging load from any point below the grid and a 250 lb. man-rating above the grid. Ceiling modules can be designed with each filter individually ducted or as a pressure plenum. Plenum sides can be closed or open to share airflow with adjacent plenums. Optional filter dampers can be provided for finite airflow control.

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

        NETWORK(TM) Wall Systems. NetWork(TM) Wall Systems separate cleanrooms into distinct airflow zones. Network(TM) offers five different wall systems: 2" studless self-supporting panels, 1/2" panel on aluminum stud, 1/4" batten panels on steel stud, 1/4" furring panels, and 1 3/4" 3 in 1 wall. The 1 3/4" wall can be: A. 1 3/4" studless, self-supporting panels; B. 1 3/4" panel on aluminum stud; or C. 1/4" panel on aluminum stud all fully compatible with one another. Each of these wall systems has been developed to permit any or all systems to be interfaced together maintaining a uniform appearance. A typical installation might use 1/4" panels furred over existing walls, 2" panels in the large ballroom areas and 1/2" panels on structural studs to support Air-Frame(TM) ceiling modules and Stratus(TM) air handlers. Each panel is constructed of .032" aluminum skins laminated to an aluminum honeycomb core and finished with a nonshedding baked-on powder coat epoxy. Panels are held to strict dimensional and structural tolerances with surface flatness varying less than "-.032", panel length and width accurate to "-.040" and deflection less than L/240 at 5 lbs. per square foot. The panel edge is gasketed to provide a seal between varying cleanroom zones. Their lightweight construction permits ease of installation and field modification for equipment penetrations and bulkheading. Walls are demountable and non-progressive, meaning individual panels may be removed or replaced without affecting surrounding panels.

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

        Cleanroom Services

        As part of its integrated cleanroom solution, the Company provides its customers with the services necessary to integrate the design, installation and ongoing servicing of cleanrooms including:

        Design and Engineering. The Company seeks to become involved in cleanroom design at an early stage of the semiconductor fab design process. The Company has a design team of in-house architects, engineers and designers to provide cleanroom systems which meet customers' specific requirements. The principal component systems of the Company's cleanroom are designed for rapid modification and quick expansion, providing flexibility in cleanroom configuration to meet the changing facilities needs of its customers. Being involved in the design of a new fabrication facility generally allows the Company to provide prompt information to its manufacturing teams regarding systems needs, which further allows the Company to better plan its systems production schedule and accelerate the delivery of finished product to its customers.

        Installation and Certification. The Company provides on-site installation, testing and certification services. Cleanroom installation is enhanced and expedited, as Company personnel are cross-trained in all aspects of cleanroom construction. This training process improves the ability of company personnel to recognize and correct conflicts that arise during installation. Each cleanroom installation project is headed by a project manager who is responsible for logistics and coordination of the entire cleanroom project. The project manager is the primary contact with the customer during the entire process.

        Continuing Service and Support. The Company offers its installation customers ongoing service and support at the project site, as well as after-market component sales. The Company intends to place further emphasis on service and support contracts in the future. Customers often desire to have rooms modified or to have tools substituted or moved. Ongoing service personnel working at the project site perform equipment bulkheading, facilitate movement of process equipment and perform maintenance. The Company's support teams have a portable aluminum-working shop on-site, which generally allows them to remove, modify, adapt and re-install wall panels, flooring and other components without shutting down the facility. Since the Company's support team generally consists of the personnel who originally installed the cleanroom, they are generally familiar with the design and layout of the cleanroom and therefore are able to expedite layout changes and prevent downtime. The Company's ongoing support program is a key component in the Company's strategy. Several customers have requested that they have Company personnel on-site performing these services for periods longer than one year. On-site personnel provide detailed feedback on customers' ongoing design needs.

        For customers who do not elect to have the Company provide on-site service, the Company provides service and spare parts on demand. Upon completion of a project, the customer support representative develops customer profiles and spare parts catalogues that are given to the customer.

CUSTOMERS

        The Company's principal cleanroom customers are microelectronics manufacturers. The Company has sold its component systems and cleanrooms to many of the world's leading semiconductor, disk drive, and flat panel display manufacturers. A major component of the Company's strategy is to develop long-term strategic relationships with such manufacturers.

        Because of the nature of the Company's business and the size of contracts it enters into with its customers, the Company typically has had one to three customers in each year that accounted for approximately more than 10% each of revenues. Customers that account for a significant amount of revenues in one year, however, do not necessarily remain significant in subsequent years. In its strategy to diversify into businesses utilizing its core competencies and technologies, a variety of business opportunities may arise for the Company. Because of various market dynamics factors, the product and customer mix involved in the Company's diversification strategy may change from time to time. As of December 31, 1999, the Company has established one significant customer for its sleeper cabs, the loss of which would have a material adverse effect on that business.

SALES AND MARKETING

        The Company's marketing program is focused on expanding market acceptance of the Company's integrated cleanroom approach and on building long-term strategic relationships. By offering its customers a full array of cleanroom services, the Company is able to provide customers a single point of contact for design, component procurement, installation and ongoing service.

        The Company sells its products utilizing a direct sales force in North America and Europe. The Company has transferred ownership of its Asia branch to a former employee and does not intend to commence construction on contracts for cleanroom projects in Asia until at least January 2001. The Company has design and engineering offices in Livingston, Scotland that serve the European market. In addition, the Company has project site offices throughout the United States and Europe. Sales are generally accomplished by building working relationships with microelectronics manufacturers as well as architectural and engineering firms, industry consultants, construction management companies and general contractors specializing in the industry.

        Leads for new work are generated from a number of sources, including the Company's in-house salespeople, sales representatives, project managers, and field personnel who are in regular contact with present and prospective customers. The Company also participates in a limited number of industry trade shows. Typically the Company, as well as the rest of the industry, is aware of the size, end use and basic design of major projects during the earliest planning phases.

PRODUCT DEVELOPMENT

        The Company's product development effort focuses on enhancing existing products and developing new products to meet customer requirements. The Company seeks to develop innovative products and modify existing products to make them less expensive to produce and easier to install. This is partially accomplished by analyzing feedback from sales and service personnel on industry needs and developments. The Company believes that its significant experience in designing, installing and servicing cleanrooms and manufacturing cleanroom components is an advantage to the Company in securing new contracts. The Company has also incurred product development expenses related to its effort to diversify its business that has resulted in its sleeper cab and commercial air handling products. The Company incurred approximately $214,000, $293,000 and $246,000 in non-project related research and development costs in 1999, 1998 and 1997, respectively.

INTELLECTUAL PROPERTY

        The Company currently holds nine United States patents with respect to various aspects of its cleanroom wall systems, floor systems and air handling systems. The patents expire at various times from May 2007 through January 2010. The Company also has one patent application on file with the U.S. Patent and Trademark Office and certain foreign offices. The Company may file patent applications where appropriate to protect its proprietary technologies. Although the Company's patents may have value, the Company believes that the success of its business depends more on innovation, technical expertise, and know-how of its personnel and other factors. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide competitive advantages to the Company.

        The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

MANUFACTURING

        While the Company has previously announced its plans to pursue a foundry strategy for the manufacture of cleanroom components by selling its cleanroom component manufacturing business unit, it continues to manufacture component systems on a limited basis until a buyer or joint venture partner can be identified. The Company is in discussion with several interested parties.

        The Company's Salt Lake facility processes raw materials received in the form of die-cast panels, extruded aluminum members, sheet metal, honeycomb and various coverings and fasteners. These materials are modified and assembled into pre-fabricated modules through a series of automated and manual steps, which may include cutting, milling, welding, perforating, measuring, assembling and finishing. Each individual module is made in accordance with customized fabrication drawings prepared by the Company's design staff.

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

COMPETITION

        The Company believes it is one of the largest supplier's of integrated cleanroom solutions providing design, engineering, component supply, installation, testing, certification, and ongoing customer support. The Company competes with a number of companies providing cleanroom products or services, many of which may have significantly greater financial and capital resources than the Company. The Company competes with architectural and engineering firms for the provision of design and engineering services. Where appropriate, the Company attempts to work with these companies as a supplier rather than as a direct competitor. The Company competes with specialized cleanroom integrators, such as M&W Lander, Takasago, PCI, and others for installation/on-site management services.

        The Company believes the principal competitive factors in the cleanroom industry are quality, time to completion, reliability, responsiveness for design and installation, product performance and price. The order of importance of these factors varies from year to year. The Company believes it competes favorably with respect to such factors, although there can be no assurance that it will continue to do so in the future. If the Company experiences success in marketing its integrated approach, there can be no assurance that its competitors will not duplicate such approach, through acquisitions, affiliations, internal development or otherwise.

BACKLOG

        The Company's backlog consists of future revenue that the Company expects to realize from work to be performed on uncompleted contracts, including new contractual arrangements on which work has not begun. At December 31, 1999, the Company's backlog was $19.7 million, compared to $12.8 million at December 31, 1998. The Company's contracts, however, frequently allow the customer to terminate the project at any time. If a customer terminates a project, the Company would typically be entitled to progress payments earned to the date of termination, plus reimbursement of certain costs associated with the contract. Accordingly, the Company's backlog could be reduced if a customer terminates a contract, and there can be no assurance that a customer will not terminate a contract.

EMPLOYEES

        The Company employed approximately 260 full-time employees and 42 part-time employees as of December 31, 1999, compared to 311 full-time employees and 46 part-time employees as of December 31, 1998. The Company's employees at its Salt Lake City, Utah facility are not represented by a labor union. The Company believes that its relationship with its employees is good. Where required by local practice or customer contract, the Company utilizes union members for on-site installation. In those instances, the Company has agreed to be bound by collective bargaining agreements and has agreed to contribute to union sponsored pension plans, including multi-employer pension plans. Under the Employee Retirement Income Security Act of 1974, as amended, the Company may be liable to a multi-employer plan upon its withdrawal from the plan for the Company's share of the unfunded liabilities of the plan.

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


        The Company also leases administrative office space totaling approximately 3,200 square feet in Austin, Texas and Livingston, Scotland with various lease expiration dates ranging from 2000 through 2006. The Company believes that its facilities are adequate for its current needs and it could obtain additional space on commercially reasonable terms, if needed.



ITEM 3. LEGAL PROCEEDINGS.

        From time to time, the Company is subject to routine litigation relating to claims made by or against the Company. The Company believes it has made adequate provisions for these matters, and is not aware of any material threatened or outstanding litigation against it.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        The Company's Common Stock is listed and traded on the NASDAQ Stock Market (National Market System) under the symbol "DAWK." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock, as reported on the NASDAQ Stock Market for the years ended December 31, 1999 and 1998, respectively.


                                          HIGH        LOW
                                         ------      ------
YEAR ENDED DECEMBER 31, 1999:
     First Quarter ................      $1.969      $1.000
     Second Quarter ...............       1.500       1.094
     Third Quarter ................       1.469       0.688
     Fourth Quarter ...............       0.813       0.500

YEAR ENDED DECEMBER 31, 1998:
     First Quarter ................      $1.906      $1.219
     Second Quarter ...............       2.938       1.375
     Third Quarter ................       2.313       1.219
     Fourth Quarter ...............       1.219       0.656


        The Company did not pay or declare dividends on its Common Stock during the years ended December 31, 1999, 1998 and 1997. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future. Under the terms of the Company's revolving line of credit agreement, the Company has agreed not to pay any dividends during the term of this agreement.

        As of April 14, 2000, the Company had 12,832,454 shares of its Common Stock outstanding, held by 138 shareholders of record, which does not include shareholders whose shares are held in securities position listings.

ITEM 6. SELECTED FINANCIAL DATA.

        The following table sets forth selected financial data of the Company. The summary financial data in the table is derived from the financial statements of the Company. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (in thousands, except per share data).


                                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------
                                             1999           1998           1997           1996          1995
                                           --------       --------       --------       --------      --------
STATEMENT OF OPERATIONS DATA:
Revenues ............................      $ 45,206       $ 53,078       $ 52,541       $112,826      $ 70,635
Cost of goods sold ..................        43,576         51,223         47,272         97,364        63,484
                                           --------       --------       --------       --------      --------
Gross profit ........................         1,630          1,855          5,269         15,462         7,151
                                           --------       --------       --------       --------      --------
Selling, general and
administrative expenses .............         7,405          6,513          8,373         10,274         6,333
Research and development ............           214            293            246            282           255
Depreciation and amortization .......           412            563            431            400           219
Restructuring charges ...............         1,839              -              -              -             -
                                           --------       --------       --------       --------      --------
                                              9,870          7,369          9,050         10,956         6,807
                                           --------       --------       --------       --------      --------
Earnings (loss) from operations .....        (8,240)        (5,514)        (3,781)         4,506           344
Other income (expense), net .........          (493)          (483)          (344)           352           119
                                           --------       --------       --------       --------      --------
Earnings (loss) before income .......        (8,733)        (5,997)        (4,125)         4,858           463
taxes
Income taxes (benefit) ..............        (1,092)        (2,075)        (1,866)         1,548           176
                                           ========       ========       ========       ========      ========
NET EARNINGS (LOSS) .................      $ (7,641)      $ (3,922)      $ (2,259)      $  3,310      $    287
                                           ========       ========       ========       ========      ========
Earnings (loss) per common share
    Basic ...........................      $  (0.61)      $  (0.32)      $  (0.18)      $   0.27      $   0.02
    Diluted .........................      $  (0.61)      $  (0.32)      $  (0.18)      $   0.27      $   0.02
Weighted-average common and
dilutive common equivalent
shares outstanding
    Basic ...........................        12,502         12,440         12,416         12,350        12,148
    Diluted .........................        12,502         12,440         12,416         12,393        12,365


                                                                DECEMBER 31,
                                         -----------------------------------------------------------
                                          1999         1998         1997         1996         1995
                                         -------      -------      -------      -------      -------
BALANCE SHEET DATA:
Cash and cash equivalents .........      $   296      $ 2,140      $ 5,802      $ 3,258      $ 5,885
Working capital ...................        2,886       10,674       15,248       17,112       15,431
Total assets ......................       26,075       30,841       32,364       49,495       40,072
Total liabilities .................       15,567       12,714       11,664       26,557       20,633
Total shareholders' equity ........       10,508       18,127       20,700       22,938       19,409

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

        The Company's principal line of business is an integrated systems solution provider of cleanrooms and cleanroom component systems for the semiconductor industry. In recent years, the Company has typically had one to three significant customers, each of whom accounted for approximately 10% or more of the Company's annual revenues; these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature and continues to be adversely affected by the industry downturn that began in the latter part of 1996. Capital spending by semiconductor manufacturers has always closely followed chip sales. As chip sales increased from around $50 billion per year in the late 1980's to a peak of $150 billion in 1995, capital spending on equipment and facilities by the chip manufacturers surged to $45 billion from about $12 billion during the same period of time. As chip sales have declined over the past three years to about $122 billion in 1999, capital spending on new equipment and facilities plunged to less than $30 billion in 1998. Various industry analysts have reported that in 1999 chip sales increased by 20% which indicates that the recent downturn may be ending. In addition, analysts predict that chip sales for 2000 may increase by an additional 30 to 40 percent. The Company's recovery cycle in relation to the award of cleanroom projects lags behind the semiconductor manufacturers' recovery in relation to chip sales.

        The Company's operating results have been severely impacted by the reduced capital spending of the semiconductor industry during the past three years. While the industry has shown signs of recovery from time to time over the past three years, it has been consistently disappointed by continued declines. Management believes the downturn is nearing its end and the industry is on the road to recovery. The timing or likelihood or any such recovery that will take place is still subject to significant uncertainty. The downturn in 1999 generally resulted in fewer contracts available to bid, a significant increase in price competition on contracts that were awarded, and reduced margins on such contracts. However, beginning in the fourth quarter of 1999, the Company experienced growth in new contract awards resulting in an increase in the Company's backlog from $12.8 million at December 31, 1998 to $19.7 million at December 31, 1999. Additionally, during the first quarter of 2000, the Company has experienced a significant increase in contract bidding and contract awards at significantly higher gross margins than at any time during the three-year industry downturn.

        Although there is uncertainty regarding the condition and prospects of a full recovery in the semiconductor industry, management continues to believe that changes taking place in the industry should result in expanded semiconductor industry capital expenditures. Delays in the ramp-up of 300mm technology have delayed the expected construction of a whole series of 300mm fabs worldwide, although during the fourth quarter of 1999 construction of some of these delayed fabs was initiated. In response to the current downturn, management has continued to take steps to reduce the Company's cost structure including an approximate 26% cut in wages in 1999 as compared to 1998. Previously, in 1998, the Company reduced its work force by more than fifty percent. During 2000, management will closely monitor the Company's cost structure and take appropriate actions as considered necessary, but will continue to develop state-of-the-art cleanroom technology, provide world-class support to the Company's customers, and continue its diversification strategy.

        In response to reduced revenue generated by the sale of cleanrooms, the Company has recently undertaken several initiatives to expand its revenue base beyond the semiconductor industry and to reduce its reliance on this historically cyclical business. The Company has developed an air entrance system used by large national retail chains in their new "superstores". Air entrances are used in lieu of conventional swinging and sliding doors to help the store maintain comfort in the front of the store, reduce liability and increase and optimize the traffic flow in and out of the store. The Company's air entrance system was developed by applying its advanced cleanroom air movement and filtration technology resulting in a technically superior air entrance system. This product also shows great promise of providing increased gross profit over the next two years. Additionally, the Company has entered into several contract manufacturing agreements whereby the Company manufactures products owned and marketed by third parties. During the first quarter of 1998, the Company announced its entrance into the transportation industry where it started producing sleeper cabs for heavy-duty trucks. By applying similar wall panel systems technology used in cleanrooms the Company produces a stronger, more durable, and lighter weight product than traditional sleeper cabs. This technology may eventually be applied to other products in the transportation industry. It is the Company's objective to develop and maintain 40% of its revenues from sources outside of the semiconductor industry by applying its product and engineering expertise in custom metal fabrication, airflow systems and panel production to similar type products used in other industries.

        The Company's revenue and operating results fluctuate substantially from quarter to quarter depending on such factors as the timing of customer orders, the timing of revenue and cost recognition, variations in contract mix, changes in customer buying patterns, fluctuations in the semiconductor equipment market, utilization of capacity, manufacturing productivity and efficiency, availability of key components and trends in the economies of the geographical regions in which the Company operates.

        The Company uses the percentage-of-completion method of accounting for its long-term cleanroom contracts. The Company recognizes revenue in proportion to the costs incurred to date in relation to the total anticipated costs. Revenue recognized may not be the same as progress billings to the customer. Underbillings are reflected in an asset account (costs and estimated earnings in excess of billings on contracts in progress), and overbillings are reflected in a liability account (billings in excess of costs and estimated earnings on contracts in progress). Non-cleanroom revenue is generally recognized when the products are shipped to the customer.

        The Company generates revenue in two geographic regions; North America and Europe. Although risk of fluctuations in currency value does not affect such dollar-denominated contracts, changes in the relative value of the dollar could make the Company less competitive in various markets. Contracts to be performed in Europe may be denominated in local currency, and the Company bears the risk of changes in the relative value of the dollar and the local currencies. Devaluation of world currencies against the U.S. dollar has created extreme price competitiveness from Korean, Japanese, and German manufacturers and integrators of systems. The Company has in the past and may in the future attempt to hedge against currency fluctuations on contracts denominated in local currencies. There can be no assurance, however, that such hedging will fully insulate the Company from fluctuations or will not expose the Company to additional risks of loss.

        The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.


RESULTS OF OPERATIONS

Revenue from operations


                                           1999        Change         1998         Change         1997
                                         -------      -------        -------      -------        -------
Cleanrooms and Related Products ...      $33,758        (27.9)%      $46,298        (11.9)%      $52,541
Other Products ....................       11,448         68.8 %        6,780        100.0 %            -
Total Revenue .....................      $45,206        (14.8)%      $53,078          1.0%       $52,541


        Revenue from cleanrooms and related products decreased 27.9% in 1999 to $33.8 million from $46.3 million in 1998. The decrease was due to the continued downturn in the semiconductor industry's capital expenditures for new fab facilities as more fully discussed above. During 1998, cleanroom contract revenue decreased by 11.9% to $46.3 million from $52.5 million in 1997. This decrease is primarily related to the downturn in the semiconductor industry as discussed above.

        Revenue from other products increased to $11.4 million in 1999 from $6.8 million in 1998. During 1998, revenue from other products was $6.8 million as compared to $0.0 in 1997. The increase is due to the start-up and continuation of new lines of business, including the Company's line of sleeper cabs, contract manufacturing, and other product sales that were non-existent in 1997.

        North America - Cleanroom revenue for the year ended December 31, 1999 decreased by 15.3% to $19.9 million from $23.5 million for the year ended December 31, 1998. As a percentage of total cleanroom revenue, North America revenue increased to 58.9% in 1999 compared to 50.8% in 1998. The decrease in North America contract revenue is primarily related to the continued downturn in the semiconductor industry as more fully discussed above.

        Revenue from other products of $11.4 million was primarily attributable to sales of sleeper cabs and various contract manufactured products sold only in North America in 1999.

        Cleanroom revenue for the year ended December 31, 1998 decreased by 25.1% to $23.5 million from $31.4 million for the year ended December 31, 1997. As a percentage of total revenue, North America revenue decreased to 50.8% in 1998 compared to 59.8% in 1997. The decrease is the result of fewer contracts received in North America due to the decline in capital spending by the semiconductor industry.

        Asia/Pacific Rim - Cleanroom revenue for the year ended December 31, 1999 decreased by 72.4% to $2.7 million from $9.8 million for the year ended December 31, 1998. As a percentage of total cleanroom revenue Asia/Pacific revenue decreased to 8.1% in 1999 compared to 21.2% in 1998. The decrease in revenue and percentage was directly related to the continued downturn in the semiconductor industry in the Asia/Pacific Rim and the Company's decision to pull out of this region. The Company has transferred ownership of its Asia branch to a former employee and does not intend to pursue contracts for cleanroom projects in Asia until January 2001.

        Cleanroom revenue for December 31, 1998 increased by 2.7% to $9.8 million from $9.5 million for the year ended December 31, 1997. As a percentage of total cleanroom revenue, Asia/Pacific revenue increased to 21.2% in 1998 compared to 18.2% in 1997. The increase in revenue and percentage was primarily due to the award of a significant project in China. The contract was subsequently placed on indefinite suspension due to the uncertainty of the Asian market.

        Europe - Cleanroom revenue for the year ended December 31, 1999 decreased by 13.8% to $11.2 million from $13.0 million for the year ended December 31, 1998. As a percentage of total cleanroom revenue, European revenue increased to 33.1% in 1999 compared to 28.0% in 1998. Although the worldwide downturn in the semiconductor industry continued in 1999, it does not appear to have affected the European segment as dramatically as the Asian and North American markets.

        Cleanroom revenue for 1998 increased by 12.0% to $13.0 million from $11.6 million for the year ended December 31, 1997. As a percentage of total cleanroom revenue, Europe revenue increased to 28.0% in 1998 compared to 22.0% in 1997. While the semiconductor industry has experienced a worldwide downturn, it did not appear to have affected the European segment as dramatically as the Asian and North American markets. Additionally, the Company was able to win contracts in new countries that it had not contracted business in previously.

Gross Profit


                                   1999          Change           1998          Change          1997
                                 --------       --------        --------       --------        --------
Gross profit ..............      $  1,630          (12.1)%      $  1,855          (64.8)%      $  5,269
Percentage of revenues ....           3.6%                           3.5%                          10.0%


        Gross profit for the year ended December 31, 1999 decreased by 12.1% to $1.6 million from $1.9 million for the year ended December 31, 1998. Gross profit increased as a percentage of revenue to 3.6% for 1999 compared to 3.5% for 1998. The Company believes the decrease in gross margin is primarily the result of the semiconductor industry downturn, which generally resulted in fewer contracts available to bid, a significant increase in price competition on contracts that were awarded, and reduced margins on such contracts. The downturn has resulted in fewer contracts awarded and those that were awarded were done so after a highly competitive bidding process placing significant downward pressure on pricing and thus resulting in lower margins.

        Gross profit for 1998 decreased by 64.8% to $1.9 million from $5.3 million in 1997, and decreased as a percentage of contract revenue to 3.5% in 1998 from 10.0% in 1997. The decrease in gross profit was the direct result of the substantial reductions in contracts awarded from 1997 to 1998 as the semiconductor industry entered its second year of its downturn. As the downturn gained momentum throughout 1998, the Company had fewer contracts to which it could allocate its fixed manufacturing overhead costs the Company had put in place in prior years as a result of anticipated contract awards.

Selling, General and Administrative Expenses


                                           1999          Change          1998          Change           1997
                                         --------       --------       --------       --------        --------
Selling, general and
  Administrative expenses .........      $  7,405           13.7%         6,513          (22.2)%      $  8,373
Percentage of revenues ............          16.4%                         12.3%                          15.9%


        Selling, general and administrative expenses for 1999 increased 13.7% to $7.4 million, from $6.5 million, and increased as a percentage of revenue to 16.4% for the year ended December 31, 1999 compared to 12.3% for the year ended December 31, 1998. The increase in selling, general and administrative expenses in 1999 compared with 1998 was primarily the result of a difference in the calculation of the manufacturing overhead expense "allocation" to direct cost of goods sold. The Company allocates a portion of its overhead costs associated with the direct manufacture of its products to costs of goods sold. While combined selling, general and administrative expenses for payroll and other overhead expenses decreased by approximately $2.0 million from 1998 to 1999, the overhead "allocation" costs (associated with the direct manufacture of its products to costs of goods sold and then reclassified as direct costs) was approximately $2.9 million more in 1998 than 1999.

        Selling, general and administrative expenses for 1998 decreased 22.2% to $6.5 million, or 12.3% of contract revenue, from $8.4 million, or 15.9% of revenue, in 1997. The decrease in selling, general and administrative expenses was the result of an aggressive cost reduction program as well as significant headcount reductions completed during the fourth quarter of 1998 during which approximately 300 employees were laid off, thus reducing payroll and related expenses.

Research and Development


                                          1999        Change         1998        Change       1997
                                         ------       ------        ------       ------       ------
Research and
  Development expense .............      $  214        (27.0)%      $  293         19.1%      $  246
Percentage of revenues ............         0.5%                       0.6%                      0.5%


        Research and development expense decreased slightly in actual dollars spent from 1998 to 1999. Management believes that the Company will increase its research and development expenses during 2000, both in actual dollars spent and as a percentage of revenue in order to develop innovative products associated with cleanrooms and with the Company's efforts to diversify its products. Also, research and development expenses will be increased in the continued effort to modify existing products to be less expensive to produce and easier to install.

        Research and development expense increased slightly from 1997 to 1998. This increase was the result of more research and development projects associated with the Company's diversification efforts.

Depreciation and Amortization


                                          1999        Change         1998        Change        1997
                                         ------       ------        ------       ------       ------
Depreciation and
  Amortization expense ............      $  412        (26.8)%      $  563         30.6%      $  431
Percentage of revenues ............         0.9%                       1.1%                      0.8%


        Depreciation and amortization expense during 1999 decreased by 26.8% to $412,000, or 0.9% of revenue, from $563,000, or 1.1% of revenues, in 1998. This decrease was the result of some leasehold improvements, furniture, fixtures, computer equipment and software becoming fully depreciated in 1999.

        Depreciation and amortization expense in 1998 increased by 30.6% to $563,000, or 1.1% of revenues, from $431,000, or 0.8% of revenues, in 1997. This increase was the result of a full year depreciation expense on leasehold improvements, furniture, fixtures, computer equipment and software purchased during 1998.

Other Income (Expense), net


                                          1999         Change         1998         Change        1997
                                         ------        ------        ------        ------       ------
Other income (expense) ............      $ (493)          2.1%       $ (483)         40.4%      $ (344)
Percentage of revenues ............         1.1%                        0.9%                       0.7%


        Other income (expense) increased in 1999 to $493,000 from $483,000 in 1998. This modest increase was largely due to an increase in interest expense in 1999 resulting from an increase in the average line of credit rate on the Company's revolving line of credit over 1998.

Restructuring charges


                                           1999          Change           1998           Change          1997
                                         --------       --------        --------        --------       --------
Restructuring charges .............      $  1,839            0.0%              -             0.0%             -
Percentage of revenues ............           4.1%                          (0.0)%                         (0.0)%


        Restructuring charges were largely due to the disposition of the Company's Asia/Pacific office, and the write-down of inventory associated with the decision to divest itself of the Company's cleanroom component manufacturing division. The Company has previously announced its plans to pursue a foundry strategy for the manufacture of cleanroom components by selling its cleanroom component manufacturing business unit. It continues to manufacture component systems on a limited basis until a buyer or joint venture partner can be identified. The Company is in discussion with several interested parties.

Income Taxes (Benefit)


                                           1999           Change           1998           Change          1997
                                         --------        --------        --------        --------       --------
Income taxes (benefit) ............      $ (1,092)          (47.4)%      $ (2,075)           11.2%      $ (1,866)
Percentage of revenues ............          (2.4)%                          (3.9)%                         (3.6)%


        The changes in the effective tax rates for all periods relate primarily to the amount of deferred tax assets recorded and the amount of offsetting valuation allowances provided against such assets. (see Note J of Notes to the Consolidated Financial Statements).

        In addition, the increase from 1997 to 1998 was partially the result of tax benefits the Company was able to utilize from its foreign sales corporation.



LIQUIDITY AND CAPITAL RESOURCES

        Working capital at December 31, 1999 was $2.9 million compared to $10.7 million at December 31, 1998. This included cash and cash equivalents of $296,000 and $2.1 million at December 31, 1999 and 1998 respectively. Receivables, including retentions, (see Note D of Notes to Financial Statements) decreased to $7.4 million at December 31, 1999 compared to $8.9 million at December 31, 1998. This decrease was the result of lower revenues from fewer contracts during 1999 compared to 1998. Day's sales outstanding (the ratio between receivables, excluding retention, and average daily revenue taken over the year) decreased to 66 days at December 31, 1999, from 61 days at December 31, 1998.

        The Company's operations used $1.4 million of cash during 1999, compared to using $6.9 million of cash in 1998. During 1999, the Company experienced a decrease in receivables of $1.5 million as a result of the decline in revenues, an increase in accounts payable and accrued expenses of approximately of $3.6 million as a result of more restrictive covenants associated with the Company's revolving line of credit, an increase in inventories of $1.4 million, and a decrease in Costs and estimated earnings in excess of billings on contracts in progress of $2.6 million.

        The Company maintained a revolving line of credit with a domestic bank for the lesser of $6.0 million or the available borrowing base for the period ended December 31, 1999 and $6.0 million for the period ended December 31, 1998. The interest rate is computed at the bank's prime rate plus 5% (13.5 percent at December 31, 1999) and requires monthly payments of interest. Subsequent to year end the bank lowered its interest rate computation to the bank's prime rate plus 3%, but has informed the Company that it will restore the rate to prime plus 5% again as of May 31, 2000. The line of credit expired June 30, 1999 and was extended to August 31, 2000. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At times during 1999 and at December 31, 1999, the Company was out of compliance on certain indebtedness covenants. Subsequent to year end, the Company signed an extension of the line of credit through August 31, 2000 which included a waiver for the non-compliance with the covenants as of December 31, 1999. The Company is currently reviewing several financing alternatives.

        During 1999, the Company used $189,000 for the purchase of property and equipment and realized $122,000 from the sale of property and equipment. The Company anticipates that its capital expenditures in 1999 for routine additions and replacements of property, and equipment will be less than $250,000. These purchases will be financed through long-term debt or capital leases.

        Management believes that existing cash balances, borrowings available under the line of credit, cash generated from operations, and proceeds from a scheduled $5.0 million private equity placement will be adequate to meet the Company's anticipated cash requirements through December 31, 1999. However, in the event the Company experiences adverse operating performance, above-anticipated capital expenditure requirements, or is unable to complete the private equity placement or to renew its existing line of credit, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms if at all.

YEAR 2000 ISSUES

        In 1998 and 1999 the Company developed a comprehensive plan to address year 2000 issues. The areas of focus were as follows: i) the Company's information technology systems; ii) the Company's non-information technology systems (i.e. machinery, equipment and devices which utilize built in or embedded technology); and iii) third party suppliers and customers. During the first quarter of 2000 the Company did not suffer any negative effects from the advent of the year 2000 regarding the Company's information technology system, non-information technology systems or third party suppliers and customers. No assurance can be given that the Company will not be materially adversely affected by future year 2000 issues.



IMPACT OF FUTURE ACCOUNTING PRONOUNCEMENTS

        None.



FACTORS AFFECTING FUTURE RESULTS

        The Company's operations are subject to risks and uncertainties that could result in actual operating results differing materially from anticipated operating results and past operating results and trends. These risks and uncertainties include pricing pressures, cancellations of existing contracts, timing of significant customer orders, increased competition, and changes in semiconductor and cleanroom technology.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate risks. Market risk is the potential loss arising from adverse change in market rates and prices, such as foreign currency exchange and interest rates. For the Company, these exposures are primarily related to the sale of product to foreign customers and changes in interest rates. The Company does not have any derivatives or other financial instruments for trading or speculative purposes.

        The Company is exposed to interest rate changes primarily in relation to its revolving credit line debt with a bank. The fair value of the Company's total revolving credit line debt at December 31, 1999 was $5.3 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at December 31, 1999. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

        The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels of local currency prices, as the preponderance of its foreign sales occur over short periods of time or are denominated in U.S. dollars.



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

                                    PART III


ITEM 10, 11, 12 AND 13.

        These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for July 28, 2000. The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)    Documents Filed as Part of this Report:


               (1) Financial Statements. The following financial statements are filed with this report beginning on page
                      F-1:

               --     Report of Independent Certified Public Accountants

               --     Consolidated Balance Sheets as of December 31, 1999 and 1998

               --     Consolidated Statements of Operations for the Years Ended December 31,
                      1999, 1998 and 1997

               --     Consolidated Statements of Shareholders' Equity for the Years Ended
                      December 31, 1999, 1998 and 1997

               --     Consolidated Statements of Cash Flows for the Years Ended December 31,
                      1999, 1998 and 1997

               --     Notes to Consolidated Financial Statements

               (2)    Financial Statement Schedule. The following
                      financial statement schedule for the years ended December 31, 1999,
                      1998 and 1997 is included herein beginning on page S-1:

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

        (b)     Reports on Form 8-K:

                None.

        (c)     Exhibits:

                The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the Commission as indicated below:

                                  EXHIBIT INDEX


 REGULATION
S-K EXHIBIT NO.                   DESCRIPTION                           SEQUENTIAL PAGE NO.
---------------                   -----------                           -------------------
         3.1    Restated Articles of Incorporation*                 Form 10-KSB for the
                                                                    year ended December 31,
                                                                    1994, Exhibit No. 3.1

         3.2    Bylaws of the Company*                              Form 10-KSB for the
                                                                    year ended December 31,
                                                                    1992, Exhibit No. 3.2

        10.1    Agreement and Plan of Merger*                       Form 8-K dated October
                                                                    1992, Exhibit 10.1

        10.2    1993 Stock Option Plan*                             Form 10-KSB for the
                                                                    year ended December 31,
                                                                    1993, Exhibit 10.4

        10.3    Amendment No. 1 to 1993 Stock Option Plan*          Form 10-Q for quarter
                                                                    ended June 30, 1997,
                                                                    Exhibit 10.1

        10.4    Amendment No. 2 to 1993 Stock Option Plan*          Form 10-K for the year
                                                                    ended December 31,
                                                                    1997, Exhibit 10.4

        10.5    Revolving Domestic Line of Credit Agreement         Filed herewith.
                as Amended by the Fifth Extension Agreement

        10.6    Lease Agreement for Salt Lake City facility*        Form 10-KSB for the
                                                                    year ended December 31,
                                                                    1993, Exhibit 10.6

        10.7    Amendment to Lease Agreement*                       Form 10-K for the year
                                                                    ended December 31,
                                                                    1996, Exhibit 10.5

          21    Subsidiaries of the Registrant                      Filed herewith.

        23.1    Consent of Independent Certified Public             Filed herewith.
                Accountants.

          27    Financial Data Schedule                             Filed herewith.


-------------------------

*       These exhibits are incorporated herein by reference.

        (d)     Financial Statement Schedules:

                See Item 14(a)(2) of this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2000.

                                   DAW TECHNOLOGIES, INC.

                                   By:   /s/ Ronald W. Daw
                                       --------------------------------------
                                       Ronald W. Daw
                                       Chairman of the Board, President and
                                       Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2000.


         SIGNATURE                           CAPACITY IN WHICH SIGNED
         ---------                           ------------------------
/s/ Ronald W. Daw                    Chairman of the Board, President, Chief
-------------------------------      Executive Officer, Director and Acting
Ronald W. Daw                        Chief Financial Officer (Principal
                                     executive officer and Acting Principal
                                     financial and accounting officer)

/s/ Robert G. Chamberlain            Director
-------------------------------
Robert G. Chamberlain

/s/ Charles L. Bates, Jr.            Director
-------------------------------
Charles L. Bates, Jr.

/s/ James S. Jardine                 Director
-------------------------------
James S. Jardine

/s/ Robert J. Frankenberg            Director
-------------------------------
Robert J. Frankenberg

/s/ Ginger Gore-Giovale              Director
-------------------------------
Ginger Gore-Giovale

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Daw Technologies, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Daw Technologies, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daw Technologies, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                          /s/ Grant Thornton LLP


Salt Lake City, Utah
April 7, 2000

                     Daw Technologies, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     Assets

                                                                                  December 31,
                                                                                -----------------
                                                                                  1999     1998
                                                                                --------  -------
CURRENT ASSETS
   Cash and cash equivalents                                                   $    296  $  2,140
   Accounts receivable, net                                                       7,447     8,904
   Costs and estimated earnings in excess
     of billings on contracts in progress                                         4,994     7,546
   Inventories, net                                                               2,612     1,233
   Deferred income taxes                                                            425       655
   Other current assets                                                           2,569     2,391
                                                                                --------  -------

         Total current assets                                                    18,343    22,869
PROPERTY AND EQUIPMENT - NET, AT COST                                             3,402     4,859
DEFERRED INCOME TAXES                                                             3,364     1,921
OTHER ASSETS                                                                        966     1,192
                                                                                --------  -------

                                                                               $ 26,075  $ 30,841
                                                                                ========  =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Checks written in excess of cash in bank                                    $    248  $      -
   Accounts payable and accrued liabilities                                       8,117     4,749
   Billings in excess of costs and estimated
     earnings on contracts in progress                                            1,373     1,635
   Lines of credit                                                                5,258     5,254
   Current portion of long-term obligations                                         461       557
                                                                                --------  -------

         Total current liabilities                                               15,457    12,195
LONG-TERM OBLIGATIONS, less current portion                                         110       519
COMMITMENTS AND CONTINGENCIES                                                         -         -
SHAREHOLDERS' EQUITY
   Preferred stock, authorized 10,000,000 shares of
     $0.01 par value; none issued and outstanding                                     -         -
   Common stock, authorized 50,000,000 shares of
     $0.01 par value; issued and outstanding 12,513,114
     shares in 1999 and 12,479,711 shares in 1998                                   125       125
   Additional paid-in capital                                                    16,579    16,557
   Retained earnings (deficit)                                                   (6,196)    1,445
                                                                                --------  -------

         Total shareholders' equity                                              10,508    18,127
                                                                                --------  -------

                                                                               $ 26,075  $ 30,841
                                                                                ========  =======

               The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except share data)

                                                                 Year ended December 31,
                                                         ----------------------------------------
                                                             1999          1998          1997
                                                         ------------  ------------  ------------
Revenues                                                $     45,206  $     53,078  $     52,541
Cost of goods sold                                            43,576        51,223        47,272
                                                         ------------  ------------  ------------
         Gross profit                                          1,630         1,855         5,269
Operating expenses
   Selling, general and administrative                         7,405         6,513         8,373
   Research and development                                      214           293           246
   Depreciation and amortization                                 412           563           431
   Restructuring charges                                       1,839             -             -
                                                         ------------  ------------  ------------

                                                               9,870         7,369         9,050
                                                         ------------  ------------  ------------

         Loss from operations                                 (8,240)       (5,514)       (3,781)
Other income (expense)
   Interest                                                     (658)         (459)         (295)
   Other, net                                                    165           (24)          (49)
                                                         ------------  ------------  ------------
                                                                (493)         (483)         (344)
                                                         ------------  ------------  ------------

         Loss before income taxes                             (8,733)       (5,997)       (4,125)
Income taxes (benefit)                                        (1,092)       (2,075)       (1,866)
                                                         ------------  ------------  ------------

         Net LOSS                                       $     (7,641) $     (3,922) $     (2,259)
                                                         ============  ============  ============

Loss per common share
   Basic                                                $      (0.61) $      (0.32) $      (0.18)
   Diluted                                                     (0.61)        (0.32)        (0.18)
Weighted-average common and dilutive
  common equivalent shares outstanding
   Basic                                                  12,501,980    12,440,121    12,415,957
   Diluted                                                12,501,980    12,440,121    12,415,957









               The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (in thousands, except share data)

                  Years ended December 31, 1999, 1998 and 1997

                                                                     Addi-
                                                                     tional    Retained
                                                          Common    paid-in    earnings
                                                           stock    capital   (deficit)    Total
                                                         ---------  --------  ---------  ---------
Balances as of January 1, 1997                          $      124 $  15,188 $   7,626  $  22,938

Common stock issued pursuant to the purchase of
  43,738 shares pursuant to employee stock
  purchase plan                                                  -        84         -         84

Common stock purchased and retired - 36,304 shares               -       (63)        -        (63)

Net loss for 1997                                                -         -    (2,259)    (2,259)
                                                         ---------  --------  ---------  ---------

Balances as of December 31, 1997                               124    15,209     5,367     20,700

Common stock issued pursuant to the purchase
  of 44,711 shares pursuant to employee stock
  purchase plan and 27,023 shares issued pursuant
  to the acquisition of another company                          1     1,348         -      1,349

Net loss for 1998                                                -         -    (3,922)    (3,922)
                                                         ---------  --------  ---------  ---------

Balances as of December 31, 1998                               125    16,557     1,445     18,127

Common stock issued pursuant to the purchase of
  33,403 shares pursuant to employee stock
  purchase plan                                                  -        22         -         22

Net loss for 1999                                                -         -    (7,641)    (7,641)
                                                         ---------  --------  ---------  ---------

Balances as of December 31, 1999                        $      125 $  16,579 $  (6,196) $  10,508
                                                         =========  ========  =========  =========




               The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (in thousands, except share data)


                                                                       Year ended December 31,
                                                                     ----------------------------
                                                                       1999      1998      1997
                                                                     --------  --------  --------
Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
      Net loss                                                      $ (7,641) $ (3,922) $ (2,259)
      Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities
         Depreciation and amortization                                 1,724     1,808     1,724
         (Gain) loss on disposition of property
           and equipment                                                 147         -        (7)
         Provision for losses on accounts receivable                     360       100       180
         Deferred income taxes                                        (1,213)   (2,089)     (390)
         Changes in assets and liabilities
           Account receivables                                         1,097     3,468    14,742
           Costs and estimated earnings in excess
             of billings on contracts in progress                      2,552    (3,844)    3,467
           Inventories                                                (1,379)      190       220
           Other current assets                                         (178)     (224)     (148)
           Accounts payable
             and accrued liabilities                                   3,368    (1,042)   (5,082)
           Billings in excess of costs and estimated
             earnings on contracts in progress                          (262)   (1,370)   (4,500)
           Other assets                                                   31        10        (6)
                                                                     --------  --------  --------

               Net cash provided by (used in)
                 operating activities                                 (1,394)   (6,915)    7,941
                                                                     --------  --------  --------

   Cash flows from investing activities
      Payments for purchase of property
        and equipment                                                   (189)     (167)     (349)
      Proceeds from disposition of property
        and equipment                                                    122         -        21
                                                                     --------  --------  --------

               Net cash used in
                 investing activities                                    (67)     (167)     (328)
                                                                     --------  --------  --------


                                   (continued)

                     Daw Technologies, Inc. and Subsidiaries

                        (in thousands, except share data)


                                                                        Year ended December 31,
                                                                     -----------------------------
                                                                       1999      1998      1997
                                                                     --------  --------   -------
   Cash flows from financing activities
      Increase in checks written in excess of cash in bank               248         -          -
      Net change in lines of credit                                        4     4,024     (4,466)
      Payments for purchase and retirement of
        common stock                                                       -         -        (63)
      Proceeds from issuance of stock                                     22        49         84
      Payments on long-term obligations                                 (657)     (653)      (624)
                                                                     --------  --------   -------

               Net cash provided by (used in)
                 financing activities                                   (383)    3,420     (5,069)
                                                                     --------  --------   -------

               Net increase (decrease) in cash
                 and cash equivalents                                 (1,844)   (3,662)     2,544

Cash and cash equivalents at beginning of year                         2,140     5,802      3,258
                                                                     --------  --------   -------

Cash and cash equivalents at end of year                            $    296  $  2,140   $  5,802
                                                                     ========  ========   =======


Supplemental disclosures of cash flow information

Cash paid during the year for
   Interest                                                         $    627  $    459   $    295
   Income taxes                                                            -        11        438


Noncash investing and financing activities

During 1998, the Company issued 27,023 shares of common stock in connection with the acquisition of the net assets of another company (Note T). This transaction resulted in an increase to the following balance sheet accounts:

   Inventories                                                      $     60
   Other current assets                                                   23
   Property and equipment                                                 50
   Other assets                                                        1,258
   Accounts payable                                                      (91)
                                                                     --------

   Common stock                                                     $  1,300
                                                                     ========

Capital lease obligations of $152 for property and equipment acquisitions were incurred during 1999.




        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

      1.  Business activity

      Daw Technologies, Inc. and Subsidiaries (the Company) is a supplier of ultra-clean manufacturing environments, or cleanrooms, to the semiconductor industry. The Company designs, engineers, manufactures, installs and services all principal component systems for advanced cleanrooms. The Company also manufactures and sells other products that are manufactured similar to cleanrooms, and provides contract manufacturing services on an OEM basis for various customers.

      2.  Principles of consolidation

      The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries, Daw Technologies, Europe Ltd., which was organized in June 1999, and Translite Systems, Inc., which was organized in October 1999, (inactive). All material intercompany accounts and transactions have been eliminated in consolidation.

      3.  Method of accounting for long-term contracts

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

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

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

      4.  Other revenue recognition

      The Company recognizes revenues on its other product sales and contract manufacturing services when the product is shipped and title passes to the customer.

      5.  Depreciation and amortization

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

      6.  Income taxes

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

      7.  Cash and cash equivalents

      The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      8.  Inventories

      Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

      9.  Net earnings (loss) per share

      The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS are calculated by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.

      10. Research and development costs

      The Company conducts research and development to develop new products or product improvements not directly related to a specific project. Research and development costs have been charged to expense as incurred.

      11. Concentrations

      The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and receivables. The Company provides credit according to the terms of the individual project contracts, in the normal course of business, primarily to semi-conductor manufacturers.

      Approximately 49 percent (41 percent in 1998) of receivables are with three different customers. In addition, approximately 30 percent (25 percent in 1998) of receivables are due from entities located outside of North America, primarily Europe and Asia. Of the total receivables, approximately 30 percent are denominated in foreign currencies (5 percent at December 31, 1998). The Company routinely evaluates the financial strength of its customers and monitors each account to minimize the risk of loss.

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      11. Concentrations - continued

      The Company maintains cash and cash equivalents at several financial institutions. Accounts at each domestic institution are insured by the FDIC up to $100. Uninsured domestic balances were approximately $2,125 at December 31, 1998 (none in 1999). The Company also maintains cash and cash equivalents in foreign accounts. These uninsured balances are approximately $288 at December 31, 1999 ($1,494 in 1998).

      12. Retentions receivable

      Many of the Company's contracts require retentions, typically 5-10 percent of the amount billed, to be withheld from each progress payment by the customer until the project reaches substantial completion.

      13. Intangible assets

      Intangible assets are amortized on the straight-line method over the estimated useful life or the terms of the respective agreement or patent, whichever is shorter. The original estimated useful lives range from 2-15 years. On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets and necessary adjustments, if any, are recorded.

      14. Estimates and assumptions

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

      15. Fair value of financial instruments

      The carrying value of the Company's cash and cash equivalents, contracts receivable and accounts payable, accrued liabilities and lines of credit approximate their fair values due to their short-term nature.

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      16. Stock options

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS 123).

      17. Reclassifications

      Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation.


NOTE B - CAPITAL TRANSACTIONS

      During 1999, 1998 and 1997, the Company received $22, $49 and $84 from the issuance of 33,403, 44,711 and 43,738 shares of common stock, respectively.

      In 1998, the Company also issued 27,023 shares of common stock to acquire the net assets of Intelligent Enclosures Corporation (Note T).

      The Company purchased and retired 36,304 shares of common stock during 1997.

      During 1996, the shareholders of the Company approved an employee stock purchase plan. The maximum number of shares of common stock that may be issued under the plan is 750,000 shares. Employees are eligible upon completion of 90 days employment. Eligible employees may designate from 2 percent to 15 percent (up to $25) of eligible compensation to be withheld for the purchase of stock. Price per share is 85 percent of the lower closing trading price of the stock on the applicable offering commencement date or offering termination date. Offering periods are six months in length beginning on May 1 and November 1 of each year. Employees purchased 33,403, 44,711 and 43,738 shares under the plan in 1999, 1998 and 1997, respectively.

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE C - INTERNATIONAL OPERATIONS

      Financial information summarized by geographic area for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                              North
                      1999                    America      Europe    Asia/Pacific Consolidated
      -------------------------------------  ---------   ---------   -----------  ------------
      Net revenues - unaffiliated customers $  31,437   $  11,058   $     2,711  $     45,206
      Loss from operations                     (6,272)        471        (2,439)       (8,240)
      Identifiable assets                      16,801       9,274             -        26,075

                                               North
                      1998                    America      Europe    Asia/Pacific Consolidated
      -------------------------------------  ---------   ---------   -----------  ------------
      Net revenues - unaffiliated customers $  30,507   $  12,965   $     9,606  $     53,078
      Loss from operations                     (4,316)        (42)       (1,156)       (5,514)
      Identifiable assets                      21,352       6,453         3,036        30,841

                                               North
                      1997                    America      Europe    Asia/Pacific Consolidated
      -------------------------------------  ---------   ---------   -----------  ------------
      Net revenues - unaffiliated customers $  31,413   $  11,574   $     9,554  $     52,541
      Loss from operations                       (283)     (2,668)         (830)       (3,781)
      Identifiable assets                      18,655       8,262         5,447        32,364

      Foreign currency transaction losses totaling approximately $1 for 1999 ($203 for 1998) are included in other income. Foreign currency transactions for 1997 were not significant.


NOTE D - ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                                                       1999      1998
                                                                     --------   -------
        Trade accounts receivable                                   $  1,662   $  1,397
        Contract receivables                                           5,707      7,140
        Retentions receivable                                            378        982
                                                                     --------   -------
                                                                       7,747      9,519
        Less allowance for doubtful accounts                             300        615
                                                                     --------   -------

        Accounts receivable                                         $  7,447   $  8,904
                                                                     ========   =======

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)


NOTE E - INVENTORIES

      Inventories consist of the following:

                                                                           1999      1998
                                                                         --------  --------
        Raw materials                                                   $    523  $  1,533
        Work in process                                                    2,389         -
                                                                         --------  --------
                                                                           2,912     1,533
        Less allowance for obsolescence                                      300       300
                                                                         --------  --------

                 Total                                                  $  2,612  $  1,233
                                                                         ========  ========


NOTE F - OTHER CURRENT ASSETS

      Other current assets consist of the following:

                                                                           1999      1998
                                                                         --------  --------
        Income taxes receivable                                         $    222  $    360
        Refundable foreign taxes                                           2,185     1,666
        Miscellaneous receivables and deposits                                22       188
        Prepaid expenses                                                     140       177
                                                                         --------  --------

                                                                        $  2,569  $  2,391
                                                                         ========  ========


NOTE G - PROPERTY AND EQUIPMENT

      Property and equipment and estimated useful lives consist of the following:

                                                             Years         1999      1998
                                                         -------------   --------  --------
       Equipment                                             5-10       $  2,093  $  4,221
       Furniture and fixtures                                 3-5          1,322     2,734
       Leasehold improvements                            life of lease     2,626     2,605
       Equipment under capital leases                        5-10          3,720     4,067
       Vehicles                                               3-5            246       317
                                                                         --------  --------
                                                                          10,007    13,944
       Less accumulated depreciation and amortization
         including $3,227 and $3,002 for equipment under
         capital leases at 1999 and 1998, respectively                     6,605     9,085
                                                                         --------  --------
                                                                        $  3,402  $  4,859
                                                                         ========  ========

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE H - CONTRACTS IN PROGRESS

      Costs incurred to date and estimated earnings and the related progress billings to date on contracts in progress are as follows:

                                                                       1999       1998
                                                                     --------   --------
        Total costs and estimated earnings                          $   7,437  $ 118,265
        Progress billings to date                                       3,816    112,354
                                                                     --------   --------

                                                                    $   3,621  $   5,911
                                                                     ========   ========

      The above are included in the balance sheets under the following captions:

                                                                       1999       1998
                                                                     --------   --------
        Costs and estimated earnings in excess
          of billings on contracts in progress                      $  4,994   $   7,546
        Billings in excess of costs and estimated
          earnings on contracts in progress                           (1,373)     (1,635)
                                                                     --------   --------

                                                                    $  3,621   $   5,911
                                                                     ========   ========


NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following:

                                                                       1999     1998
                                                                     -------   -------
        Trade accounts payable                                      $  6,597  $  2,847
        Other accrued liabilities                                        304       219
        Employees salaries, incentive pay,
          vacation and payroll taxes                                     895     1,017
        Reserve for contract estimates and warranties                    321       666
                                                                     -------   -------

                                                                    $  8,117  $  4,749
                                                                     =======   =======

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE J - INCOME TAXES

      Components of income taxes (benefit) are as follows:

                                                             1999      1998      1997
                                                            -------  --------  -------
       Current
          Federal                                          $   106  $    12   $(1,171)
          State                                                 16        2      (305)
          Foreign                                                -        -         -
                                                            -------  --------  -------
                                                               122       14    (1,476)
       Deferred
          Federal                                           (1,511)  (1,809)     (379)
          State                                                297     (280)      (11)
                                                            -------  --------  -------
                                                            (1,214)  (2,089)     (390)
                                                            -------  --------  -------
       Income taxes (benefit)                              $(1,092) $(2,075)  $(1,866)
                                                            =======  ========  =======

      The income tax expense (benefit) reconciled to the tax computed at the statutory Federal rate of 34 percent is as follows:

                                                             1999      1998      1997
                                                            -------  --------  -------
       Tax (benefit) at federal statutory rate             $(2,969) $(2,039)  $(1,403)
       Nondeductible expenses                                    5       12        11
       State income taxes, net of federal
         income tax benefit                                   (288)    (198)     (234)
       Foreign sales corporation exemption                       -        -      (167)
       Change in valuation allowance                         2,187        -         -
       All other, net                                          (27)     150       (73)
                                                            -------  --------  -------
                                                           $(1,092) $(2,075)  $(1,866)
                                                            =======  ========  =======

      Deferred income taxes related to the following:

                                                             1999      1998
                                                            -------  --------
       Current deferred tax assets
          Allowance for doubtful accounts                  $   112  $   230
          Accrued expenses and reserves                        313      425
                                                            -------  --------
                                                           $   425  $   655
                                                            =======  ========

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE J - INCOME TAXES - CONTINUED

                                                             1999      1998
                                                            -------  --------
       Long-term deferred tax assets (liabilities)
          Excess book depreciation and amortization        $   (37) $   (79)
          Foreign tax credit carryforwards                     162      162
          Alternative minimum tax credit carryforwards         198      199
          Net operating loss carryforward                    5,228    1,639
          Valuation allowance                               (2,187)       -
                                                            -------  --------

                                                           $ 3,364  $ 1,921
                                                            =======  ========

      The foreign tax credit carry forward of $162 expires during 2001. Management believes it is more likely than not that the Company will have sufficient foreign and domestic income to utilize the credits before expiration.

      The Company has sustained net operating losses in each of the periods presented. As of December 31, 1999, the Company had net operating loss carryforwards for tax reporting purposes of approximately $14,016 expiring in various years through 2019. Since realization of these net operating loss carryforwards is uncertain a valuation allowance has been recorded to reduce the net deferred tax asset to an amount which management believes is more likely than not to be utilized. The increase in the valuation allowance was $2,187 for the year ended December 31, 1999 and $0 for 1998 and 1997.


NOTE K - LINES OF CREDIT

      During 1999 and 1998, the Company maintained a revolving line of credit with a domestic bank for the lesser of $6,000 or the available borrowing base. The interest rate is computed at 13 percent and requires monthly payments of interest. The Company had $5,258 in borrowings against the line at December 31, 1999 ($5,254 at December 31, 1998). The line of credit expired October 31, 1999 and was extended to December 31, 1999. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At times during 1999 and at December 31, 1999, the Company was out of compliance on certain indebtedness covenants. Subsequent to year end the Company signed an extension of the line of credit through August 31, 2000 which included a waiver for the non-compliance with the covenants as of December 31, 1999. The Company is currently reviewing several financing alternatives.

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE L - LONG-TERM OBLIGATIONS

      The Company has entered into capital leases with various financial institutions and leasing organizations that carry interest rates ranging from 4 percent to 11.5 percent. The leases are collateralized by equipment. Payments approximate $44 monthly including interest.

      The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net lease payments as of December 31, 1999:

             Year ending December 31,
                2000                                                  $   499
                2001                                                       55
                2002                                                       32
                2003                                                       19
                2004                                                       18
                                                                       -------

             Total minimum leases payments                                623

             Less amount representing interest                             52
                                                                       -------

             Present value of net minimum lease payments                  571

             Less current portion                                         461
                                                                       -------

             Long-term portion                                        $   110
                                                                       =======

NOTE M - OPERATING LEASES

      The Company leases buildings, machinery and equipment under operating leases. The building leases expire in 2000 and 2005. The machinery and equipment leases expire through 2000. The following is a schedule, by year, of future minimum rental payments as of December 31, 1999:

             Year ending December 31,
                2000                                                  $ 1,372
                2001                                                      734
                2002                                                      647
                2003                                                      633
                                                                       -------
                2004                                                      633
                Thereafter                                                303
                                                                       -------

                                                                       $ 4,322
                                                                       =======

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE M - OPERATING LEASES - CONTINUED

      The building leases provide for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $2,314, $2,212 and $1,670 for 1999, 1998 and 1997, respectively.

      The Company has an option to renew one building lease for four additional five year periods upon expiration of the current term in 2005.


NOTE N - BENEFIT PLANS

      1.  Savings Plan

      The Company has established a 401(k) savings plan covering all non-union employees 21 years of age and older. The Company, at its discretion, matches 50 percent of employee contributions up to a maximum matching contribution of 3 percent of the employee's annual salary. Contributions are made at the discretion of the Board of Directors. The Company's contributions to the plan were $147, $189 and $176 for the years ended December 31, 1999, 1998 and 1997, respectively.

      2.  Multi-Employer Pension Plans

      The Company contributes to several multi-employer pension plans for employees covered by collective bargaining agreements. Employees covered by these plans are engaged solely in on-site installation of cleanrooms. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company's contributions to the multi-employer pension plans totaled approximately $128, $269 and $303, respectively, for the years ended December 31, 1999, 1998 and 1997. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total pension plans' net assets is not available from the plans' administrators.

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

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE O - LEGAL PROCEEDINGS AND CLAIMS

      The Company is engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.


NOTE P - PRIMARY CUSTOMERS

      The Company has typically had one to three customers in each year which accounted for more than 10 percent each of revenues; these customers do not necessarily remain significant in subsequent years. These major customers are typically general contractors of fabrication facilities.

      The Company's major customers and revenue received therefrom are as follows:

                                               1999        1998        1997
                                              -------    -------     -------
           Company A                         $10,625    $ 6,580     $     -
           Company B                           5,337          -           -
           Company C                           4,508      7,912           -
           Company D                               -          -       7,241


NOTE Q - RELATED PARTY TRANSACTIONS

      Daw Incorporated is a regional interior specialties contracting company based in Utah. Certain stockholders of Daw Incorporated own approximately 34 percent of the Company's common stock.

      The Company purchased goods and services from Daw Incorporated totaling $71, $447, and $223 in 1999, 1998 and 1997, respectively.

      A member of the board of directors works for a law firm which provided legal services to the Company approximating $19, $171 and $138 in 1999, 1998 and 1997, respectively.

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE R - WARRANTS AND OPTIONS

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

      The Company granted options to purchase 311,500 shares and 55,000 shares in 1998 and 1997, (none in 1999), respectively, of the Company's common stock. The options were granted to the following:

                                                1999        1998        1997
                                              ---------   --------   ---------
           Directors                                 -      20,000     20,000

           Executive officers, including
             officers who are directors              -      60,000     30,000

           Other employees                           -     231,500      5,000
                                              ---------   --------   ---------

                                                     -     311,500     55,000
                                              =========   ========   =========

      On February 24, 1998, certain options with an exercise price greater than $1.40 were adjusted to $1.40, which was the market price of the Company's stock on that date. At that date, vesting was extended by one year for those options adjusted. These adjustments resulted in a new measurement date under interpretations to Accounting Principles Board Opinion No. 25.

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE R - WARRANTS AND OPTIONS - CONTINUED

      The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by FAS 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                                   1999     1998       1997
                                                                 -------   ------    -------
            Net loss                     As reported            $(7,641)  $(3,922)  $(2,259)
                                         Pro forma               (7,815)   (4,074)   (2,458)
            Loss per share-basic         As reported              (0.61)    (0.32)    (0.18)
                                         Pro forma                (0.63)    (0.33)    (0.20)
            Loss per share-diluted       As reported              (0.61)    (0.32)    (0.18)
                                         Pro forma                (0.63)    (0.33)    (0.20)

      These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation cost related to grants made before 1995. The fair value of these options was estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: expected volatility of 101 percent (53 percent for 1998 and 1997); risk-free interest rate of 5.51 percent (6.05 percent for 1998 and 1997); and expected life of 10 years (9.6 for 1997 and 1996). The weighted-average fair value of options granted was $1.17 and $1.60 in 1998 and 1997, respectively.

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

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE R - WARRANTS AND OPTIONS - CONTINUED

      Changes in the Company's stock options and warrants are as follows:

                                                                                    Weighted-
                                                  Shares                             average
                                         ------------------------     Exercise      exercise
                                                          Stock        price         price
                                           Warrants      options      per share     per share
                                         -----------   ----------   -------------  -----------
        Outstanding at January 1, 1997        6,600       736,500  $ 2.50 - 3.50  $    3.41
           Granted                                -        55,000    1.94 - 3.00       2.24
           Exercised                              -             -            -            -
           Canceled or expired               (6,600)      (98,500)   2.50 - 3.50       3.30
                                         -----------   ----------
        Outstanding at December 31, 1997          -       693,000    1.94 - 3.50       3.32
           Granted                                -       311,500    0.84 - 2.66       2.28
           Exercised                              -             -            -            -
           Canceled or expired                    -      (135,500)   1.38 - 3.50       3.05
                                         -----------   ----------
        Outstanding at December 31,
          1998                                    -       869,000    0.84 - 3.50       1.99
           Granted                                -             -            -            -
           Exercised                              -             -            -            -
           Canceled or expired                    -      (127,500)   1.40 - 2.66       1.78
                                         -----------   ----------
        Outstanding at December 31,
          1999                                    -       741,500    0.84 - 3.50       2.03
                                         ===========   ==========
        Exercisable at December 31,
          1999                                    -       636,000     0.84 - 3.50      1.99
                                         ===========   ==========
        Exercisable at December 31,
          1998                                    -             -          -              -
                                         ===========   ==========
        Exercisable at December 31,
          1997                                    -       535,500     3.00 - 3.50      3.44
                                         ===========   ==========

      A summary of the status of the options outstanding under the Company's stock option plan at December 31, 1999 is presented below:

                                              Outstanding                  Exercisable
                                   ---------------------------------   --------------------
                                                Weighted-
                                                average       Weighted-            Weighted-
                                                remaining     average              average
                                     Number     contractual   exercise   Number    exercise
      Range of exercise prices     outstanding  life (years)   price   exercisable  price
      ------------------------     -----------  ------------   -----   -----------  -----
           $ 0.84 - $ 1.25            40,000      8.82       $ 0.97      30,000    $ 0.92
           $ 1.26 - $ 1.50           391,000      5.94         1.40     370,750      1.40
           $ 1.51 - $ 2.00                 -        -          -              -         -
           $ 2.01 - $ 2.50            20,000      7.89         2.22      20,000      2.22
           $ 2.51 - $ 3.00           150,500      8.41         2.66      75,250      2.66
           $ 3.00 - $ 3.50           140,000      5.94         3.41     140,000      3.41
                                   ----------                          ---------

           $ 0.84 - $ 3.50           741,500      6.65       2.03       636,000      1.99
                                   ==========                          =========

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE S - EARNINGS (LOSS) PER COMMON SHARE

      The following data show the shares used in computing earnings (loss) per common share including dilutive potential common stock:

                                                           1999           1998         1997
                                                        -----------   -----------  -----------
           Common shares outstanding
             entire period                              12,479,711    12,407,977   12,400,543

           Net weighted average common shares issued
             during period                                  22,269        32,144       15,414
                                                        -----------   -----------  -----------

           Weighted average number of common shares
             used in basic EPS                          12,501,980    12,440,121   12,415,957

           Dilutive effect of stock options                      -             -            -

           Dilutive effect of warrants                           -             -            -
                                                        -----------   -----------  -----------

           Weighted average number of common shares
             and dilutive potential common shares
             used in diluted EPS                        12,501,980    12,440,121   12,415,957
                                                        ===========   ===========  ===========

      For the years ended December 31, 1999, 1998 and 1997, all of the options and warrants that were outstanding, as described in Note R, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.


NOTE T - BUSINESS ACQUISITION

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

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE U - SEGMENT INFORMATION

      The Company has two reportable segments for the year ended December 31, 1999, namely 1) cleanrooms and related products and 2) other manufactured goods. Prior to 1998, the Company operated in one segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. The Companies reportable segments are similar in manufacturing processes and are tracked similarly in the accounting system. The manufacturing process for each segment uses the same manufacturing facilities and overhead is allocated similarly to each segment. It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities, and manufacturing overhead.

      Segment information for the cleanrooms and related products and other manufactured goods are as follows:

                                                     1999        1998       1997
                                                   ---------  ---------  ---------
         Revenues
            Cleanrooms and related products       $ 33,758   $  46,298  $  52,541
            Other products                          11,448       6,780          -
                                                   ---------  ---------  ---------

               Totals                             $ 45,206   $  53,078  $  52,541
                                                   =========  =========  =========

         Operating profit (loss)
            Cleanrooms and related products       $ (6,907)  $  (6,005) $  (3,781)
            Other products                          (1,333)        491          -
                                                   ---------  ---------  ---------

               Totals                             $ (8,240)  $  (5,514) $  (3,781)
                                                   =========  =========  =========


         Total assets
            Cleanrooms and related products       $ 15,640   $ 15,053   $  16,174
            Other products                           2,284      1,397           -
            Manufacturing and corporate assets       8,151     14,391      16,190
                                                   ---------  ---------  ---------

               Totals                             $ 26,075   $ 30,841   $  32,364
                                                   =========  =========  =========

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE V - REVENUES

      Revenues by country are based on the location of the project for long-term projects and by the location of the customer for other manufactured products and are as follows:

                                                1999        1998        1997
                                              ---------   --------   ---------
           Canada                            $  11,827   $   6,666  $       -
           United Kingdom                        7,330       6,692      2,068
           Peoples Republic of China               382       7,092      2,389
           Italy                                     -       3,568          -
           Taiwan                                2,711       2,319      3,910
           Malaysia                                  -           -      2,669
           Israel                                3,098       2,058      4,449
           France                                  248         644      4,999
           All others                                -         198        644
                                              ---------   --------   ---------

                 Total export revenues          25,596      29,237     21,128

           United States                        19,610      23,841     31,413
                                              ---------   --------   ---------

                 Total revenues              $  45,206   $  53,078  $  52,541
                                              =========   ========   =========


NOTE W - RESTRUCTURING CHARGES

      During December 1999, in order to reduce costs, the Company implemented a restructuring of its operations which resulted in the Company recording a one-time restructuring charge totaling $1,839. This one-time charge resulted from the disposition of the Company's Asia/Pacific office ($796) and the write down of inventory due to the Company's plans to pursue a foundry strategy for the manufacture of cleanroom components ($1,043).

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

                        (in thousands, except share data)

NOTE X - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

      Quarterly financial results for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                                         Net
                                                                                      loss per
                                              Gross       Loss from         Net        common
               1999            Revenues   profit (loss)   operations        loss     share-basic
        -------------------  ------------ ------------- -------------   -----------  ----------
        First quarter       $    12,480   $     1,577  $        (390)  $      (316) $     (0.03)
        Second quarter            9,980            47         (2,019)       (1,442)       (0.12)
        Third quarter            12,433           774         (1,018)       (1,129)       (0.09)
        Fourth quarter           10,313          (768)        (4,813)       (4,754)       (0.38)
                             ------------  -----------  -------------   -----------  ----------
                            $    45,206   $     1,630  $      (8,240)  $    (7,641) $     (0.61)
                             ============  ===========  =============   ===========  ==========

               1998
        -------------------
        First quarter       $    11,441   $       486  $      (1,298)  $      (831) $     (0.07)
        Second quarter           12,888        (1,768)        (3,719)       (2,403)       (0.19)
        Third quarter            14,332           952           (878)         (748)       (0.06)
        Fourth quarter           14,417         2,185            381            60           -
                             ------------  -----------  -------------   -----------  ----------
                            $    53,078   $     1,855  $      (5,514)  $    (3,922) $     (0.32)
                             ============  ===========  =============   ===========  ==========

               1997
        -------------------
        First quarter       $    16,795   $     2,583  $         327   $       182  $      0.02
        Second quarter           16,463         2,398             97            15          -
        Third quarter            11,453         2,036             46            48          -
        Fourth quarter            7,830        (1,748)        (4,251)       (2,504)       (0.20)
                             ------------  -----------  -------------   -----------  ----------
                            $    52,541   $     5,269  $      (3,781)  $    (2,259) $     (0.18)
                             ============  ===========  =============   ===========  ==========

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE



Board of Directors
Daw Technologies, Inc. and Subsidiaries



In connection with our audit of the financial statements of Daw Technologies, Inc. and Subsidiaries referred to in our report dated April 7, 2000, which is included in the annual report to shareholders and Form 10-K, we have also audited Schedule II - valuation and qualifying accounts for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                              GRANT THORNTON LLP


Salt Lake City, Utah
April 7, 2000

                     DAW TECHNOLOGIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                     COLUMN A              COLUMN B                    COLUMN C                    COLUMN D           COLUMN E
                     --------              --------                    --------                    --------           --------
                                                                       ADDITIONS
                                                             -----------------------------
                                                                (1)                (2)
                                          BALANCE AT         CHARGED TO        CHARGED TO                            BALANCE AT
                                         BEGINNING OF        COSTS AND       OTHER ACCOUNTS      DEDUCTIONS -          END OF
                    DESCRIPTION             PERIOD            EXPENSES          DESCRIBE          WRITE-OFFS           PERIOD
                    -----------             ------            --------          --------          ----------           ------
Allowance for doubtful accounts
   Year ended December 31, 1999                  $615           $360            $      -              $   675           $300
   Year ended December 31, 1998                   403            100                 150 (A)              (38)           615
   Year ended December 31, 1997                   376            180                   -                 (153)           403

Allowance for contract estimates
   Year ended December 31, 1999                  $666          $   -            $      -              $   345           $321
   Year ended December 31, 1998                   366              -                 300 (A)                -            666
   Year ended December 31, 1997                   575            654                   -                 (863)           366

Allowance for inventory obsolescence
   Year ended December 31, 1999                  $300           $  -              $1,043 (B)           $1,043           $300
   Year ended December 31, 1998                     -              -                 300 (A)                -            300
   Year ended December 31, 1997                     -              -                   -                    -              -

Allowance for contract repayment
   Year ended December 31, 1999                 $  53           $  -            $      -             $      -          $  53
   Year ended December 31, 1998                   803              -                (750) (A)               -             53
   Year ended December 31, 1997                   803              -                   -                    -            803


(A) Reclassification

(B) Restructuring charge