Form 10-Q
period 2000-03-31
DAW TECHNOLOGIES INC /UT
filed 2000-05-15
CIK 882159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

         or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                                    0-21818
                             ---------------------
                             (Commission File No.)


                             DAW TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           UTAH                                                 87-0464280
----------------------------                             -----------------------
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



        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        As of May 15, 2000, the Registrant had 12,832,454 shares of Common Stock, $0.01 par value outstanding.


================================================================================

                             Daw Technologies, Inc.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION.................................................  1

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 2000 and December 31, 1999
          (unaudited).......................... ................................  1

          Consolidated Statements of Operations - Three months ended March 31,
          2000 and 1999 (unaudited).......... ..................................  2


          Consolidated Statements of Cash Flows - Three months ended March 31,
          2000 and 1999 (unaudited).............................................  3


          Notes to Consolidated Financial Statements (unaudited)................  5



Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................  8

Item 3.   Qualitative and Quantitative Disclosures About Market Risk............  13



PART II OTHER INFORMATION.......................................................  13


Item 6.   Exhibits and Reports on Form 8-K......................................  13


Signatures......................................................................  14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     Daw Technologies, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                     ASSETS

                                                                          March 31,       Dec. 31,
                                                                            2000            1999
                                                                          --------        --------
CURRENT ASSETS
    Cash and cash equivalents                                             $    384        $    296
    Accounts receivable, net                                                 9,853           7,447
    Costs and estimated earnings in excess
       of billings on contracts in progress                                  6,608           4,994
    Inventories, net                                                         2,282           2,612
    Deferred income taxes                                                      425             425
    Other current assets                                                     2,760           2,569
                                                                          --------        --------

             Total current assets                                           22,312          18,343
PROPERTY AND EQUIPMENT - NET, AT COST                                        3,200           3,402
DEFERRED INCOME TAXES                                                        3,364           3,364
OTHER ASSETS                                                                   919             966
                                                                          --------        --------

                                                                          $ 29,795        $ 26,075
                                                                          ========        ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Checks written in excess of cash in bank                             $       -        $    248
    Accounts payable and accrued liabilities                                10,499           8,117
    Billings in excess of costs and estimated
       earnings on contracts in progress                                     2,406           1,373
    Line of credit                                                           5,468           5,258
    Current portion of long-term obligations                                   408             461
                                                                          --------        --------

             Total current liabilities                                      18,781          15,457
LONG-TERM OBLIGATIONS, less current portion                                    105             110
COMMITMENTS AND CONTINGENCIES                                                    -               -
SHAREHOLDERS' EQUITY
    Preferred stock, authorized 10,000,000 shares of
       $0.01 par value; none issued and outstanding                              -               -
    Common stock, authorized 50,000,000 shares of
       $0.01 par value; issued and outstanding 12,832,454 shares at
        March 31, 2000 and 12,513,114 shares on December 31, 1999              128             125
    Additional paid-in capital                                              17,011          16,579
    Accumulated deficit                                                     (6,230)         (6,196)
                                                                          --------        --------

             Total shareholders' equity                                     10,909          10,508
                                                                          --------        --------

                                                                          $ 29,795        $ 26,075
                                                                          ========        ========

        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                        (in thousands, except share data)


                                                       Three months ended
                                                            March 31,
                                                     2000                1999
                                                 ------------        ------------
Revenues                                         $     14,675        $     12,480
Cost of goods sold                                     13,102              10,903
                                                 ------------        ------------
           Gross profit                                 1,573               1,577
Operating expenses
    Selling, general and administrative                 1,333               1,788
    Research and development                               19                  60
    Depreciation and amortization                         120                 119
                                                 ------------        ------------

                                                        1,472               1,967
                                                 ------------        ------------

           Earnings (loss) from operations                101                (390)
Other income (expense)
    Interest                                             (192)               (101)
    Other, net                                             57                 (11)
                                                 ------------        ------------
                                                         (135)               (112)
                                                 ------------        ------------

           Loss before income taxes                       (34)               (502)
Income taxes (benefit)                                      -                (186)
                                                 ------------        ------------

           NET LOSS                              $        (34)       $       (316)
                                                 ============        ============

Loss per common share
    Basic                                        $      (0.00)       $      (0.03)
    Diluted                                             (0.00)              (0.03)
Weighted-average common and dilutive
   common equivalent shares outstanding
    Basic                                          12,595,011          12,479,711
    Diluted                                        12,595,011          12,479,711




        The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                        (in thousands, except share data)

                                                                Three months ended
                                                                     March 31,
                                                                2000           1999
                                                              -------        -------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                               $   (34)       $  (316)
       Adjustments to reconcile net loss to net
         cash used in operating activities
           Depreciation and amortization                          282            393
           Loss on disposition of property
              and equipment                                        13              -
           Deferred income taxes                                    -           (186)
           Changes in assets and liabilities
              Account receivables                              (2,406)          (616)
              Costs and estimated earnings in excess
                of billings on contracts in progress           (1,614)        (1,725)
              Inventories                                         330            119
              Other current assets                               (191)            94
              Accounts payable
                and accrued liabilities                         2,382          2,158
              Billings in excess of costs and estimated
                earnings on contracts in progress               1,033             (9)
              Other assets                                         47             50
                                                              -------        -------
                  Net cash used in
                    operating activities                         (158)           (38)
                                                              -------        -------
    Cash flows from investing activities
       Payments for purchase of property
         and equipment                                            (93)           (37)
                                                              -------        -------
                  Net cash used in
                    investing activities                          (93)           (37)
                                                              -------        -------



        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                                   (unaudited)
                        (in thousands, except share data)

                                                                                     Three months ended
                                                                                           March 31,
                                                                                      2000           1999
                                                                                    -------        -------
    Cash flows from financing activities
       Decrease in checks written in excess of cash in bank                            (248)             -
       Net change in line of credit                                                     210           (879)
       Proceeds from issuance of stock                                                  435              -
       Payments on long-term obligations                                                (58)          (145)
                                                                                    -------        -------

                  Net cash provided by (used in)
                    financing activities                                                339         (1,024)
                                                                                    -------        -------

                  Net increase (decrease) in cash
                    and cash equivalents                                                 88         (1,099)

Cash and cash equivalents at beginning of period                                        296          2,140
                                                                                    -------        -------

Cash and cash equivalents at end of period                                          $   384        $ 1,041
                                                                                    =======        =======

Supplemental disclosures of cash flow information
Cash paid during the period for
    Interest                                                                        $   192        $   101
    Income taxes                                                                          -              -

During the quarter ended March 31, 2000, the Company issued 301,550 shares of common stock in connection with the exercise of options related to its 1993
Stock Option Plan.



        The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


         1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These financial statements and footnote disclosures in this Form 10-Q for the three months ended March 31, 2000 should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

         2.       NET EARNINGS (LOSS) PER SHARE

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

         3.       LINE OF CREDIT

         Through March 9, 2000, the Company maintained a revolving line of credit with a domestic bank for the lesser of $6,000, or the available borrowing base. From March 10, 2000, through March 31, 2000, the Company maintained a revolving line of credit with a domestic bank for the lesser of $5,500, or the available borrowing base. On April 1, 2000, the revolving line of credit was reduced to the lesser of $5,000, or the available borrowing base. The interest rate is computed at the bank's prime rate plus 3 percent per annum and requires monthly payments of interest. The Company had $5,468 in borrowings against the line at March 31, 2000 ($5,258 at December 31, 1999). The line of credit expired December 31, 1999 and was extended to August 31, 2000, which included a waiver of the Company's non-compliance with the covenants as of December 31, 1999. The Company was in compliance with the extended line of credit agreement as of March 31, 2000. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. The Company is currently reviewing several financing alternatives.

                             Daw Technologies, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                        (in thousands, except share data)


         4.   SEGMENT INFORMATION

         The Company has two reportable segments for the three months ended March 31, 2000, namely 1) cleanrooms and related products and 2) other manufactured goods. The Company evaluates performance of each segment based on earnings or loss from operations. The Company's reportable segments are similar in manufacturing processes and are tracked similarly in the accounting system. The manufacturing process for each segment uses the same manufacturing facilities and overhead is allocated similarly to each segment. It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities, and manufacturing overhead.


Segment information for the cleanrooms and related products and other manufactured goods are as follows:

                                                   Three months ended
                                                        March 31,
                                                   2000            1999
                                                --------        --------
   Revenues
       Cleanrooms and related products          $ 11,269        $  9,723
       Other products                              3,406           2,757
                                                --------        --------

          Totals                                $ 14,675        $ 12,480
                                                ========        ========

   Operating profit (loss)
       Cleanrooms and related products          $    161        $   (799)
       Other products                                (60)            409
                                                --------        --------

          Totals                                $    101        $   (390)
                                                ========        ========

                                                March 31,       Dec. 31,
                                                  2000            1999
                                                --------        --------
   Total assets
       Cleanrooms and related products          $ 19,462        $ 15,640
       Other products                              2,512           2,284
       Manufacturing and corporate assets          7,821           8,151
                                                --------        --------

          Totals                                $ 29,795        $ 26,075
                                                ========        ========

                             Daw Technologies, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)

5.      SUBSEQUENT EVENTS

        a. On April 22, 1998, the first closing date, the Company acquired the net assets of Intelligent Enclosures Corporation. The transaction was accounted for as a purchase and the transaction was completed on April 22, 2000, the second closing date. At the first closing date, the Company delivered 27,023 shares of common stock. Approximately 30 days after the second closing date, the Company will issue 618,439 shares of common stock at the average per share closing price for the 20 consecutive trading days prior to the second closing date, which in addition to the original 27,023 shares, will equal 645,462 shares.


        b. Subsequent to March 31, 2000, the Company completed a $4.8 million private equity placement through the issuance of 480 shares of the Company's 3% Series A Convertible Preferred Stock, which are convertible into shares of the Company's common stock. The private equity placement was necessary due to the length and severity of the semiconductor downturn, the losses incurred by the company over the last 3 years, the Company's recent resurgence in business activity and the need for working capital to finance this growth.


6.      EARNINGS (LOSS) PER COMMON SHARE

        The following data show the shares used in computing earnings (loss) per common share including dilutive potential common stock:


                                                        March 31,        March 31,
                                                          2000             1999
                                                       ----------       ----------
Common shares outstanding entire
period                                                 12,513,114       12,479,711

Net weighted average common shares issued during
period                                                     81,897                -
                                                       ----------       ----------

Weighted average number of common shares used in
basic EPS                                              12,595,011       12,479,711

Dilutive effect of stock options                                -                -

Dilutive effect of warrants                                     -                -
                                                       ----------       ----------

Weighted average number of common shares and
dilutive potential common shares used in diluted
EPS                                                    12,595,011       12,479,711
                                                       ==========       ==========

For the periods ended March 31, 2000, and 1999, all of the options and warrants that were outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

         The Company's principal line of business is an integrated systems solution provider of cleanrooms and cleanroom component systems for the semiconductor industry. In recent years, the Company has typically had one to three significant customers, each of whom accounted for approximately 10% or more of the Company's annual revenues; however, these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature and continues to be adversely affected by the industry downturn that began in the latter part of 1996. Capital spending by semiconductor manufacturers has generally closely followed chip sales. As chip sales increased from around $50 billion per year in the late 1980's to a peak of $150 billion in 1995, capital spending on new equipment and facilities by the chip manufacturers surged to $45 billion from about $12 billion during the same period of time. As chip sales have declined over the past three years to about $122 billion in 1999, capital spending on new equipment and facilities declined to less than $30 billion in 1998. Various industry analysts have reported that in 1999 chip sales increased by 20%, which indicates that the recent downturn may be ending. In addition, analysts predict that chip sales for 2000 may increase by an additional 30 to 40%.

         The Company's operating results have been severely impacted by the reduced capital spending of the semiconductor industry during the past three years. While the industry has shown signs of recovery from time to time over the past three years, it has been consistently disappointed by continued declines. Management believes the downturn is nearing its end and the industry is on the road to recovery. The timing or likelihood of any such recovery that will take place is still subject to significant uncertainty. The recent downturn in the semiconductor industry generally resulted in fewer contracts available to bid, a significant increase in price competition on contracts that were awarded, and reduced margins on such contracts. However, beginning in the fourth quarter of 1999, the Company experienced growth in new contract awards, resulting in an increase in the Company's backlog from $12.8 million at December 31, 1998 to $19.7 million at December 31, 1999. Additionally, during the first quarter of 2000, the Company has experienced an increase in contract bidding at higher gross margins than at any time during the three-year industry downturn, resulting in the award of $24.2 million of new cleanroom contracts. The Company's backlog increased from $15.9 million at March 31, 1999 to $21.1 million at March 31, 2000.

         Although there is uncertainty regarding the condition and prospects of a recovery in the semiconductor industry, management continues to believe that changes taking place in the industry should result in expanded semiconductor industry capital expenditures. Delays in the ramp-up of 300mm technology have delayed the expected construction of a whole series of 300mm fabs worldwide, although beginning in the fourth quarter of 1999 and continuing in the first quarter of 2000, construction of some of these delayed fabs were initiated. In response to the current downturn, management has continued to take steps to reduce the Company's cost structure including an approximate 26% cut in wages in 1999 as compared to 1998. Previously, in 1998, the Company reduced its work force by more than 50%. During 2000, management is continuing to closely monitor the Company's cost structure, and is taking appropriate actions as considered necessary, but is continuing to develop state-of-the-art cleanroom technology, providing world-class support to the Company's customers, and continuing its diversification strategy.

         In response to reduced revenue generated by the sale of cleanrooms, the Company has undertaken several initiatives to expand its revenue base beyond the semiconductor industry and to reduce its reliance on this historically cyclical business. The Company has developed an air entrance system used by large national retail chains in their new "superstores". Air entrances are used in lieu of conventional swinging and sliding doors to help the store maintain comfort in the front of the store, reduce liability and increase and optimize the traffic flow in and out of the store. The Company's air entrance system was developed by applying its advanced cleanroom air movement and filtration technology resulting in a technically advanced air entrance system. This product also shows promise of providing increased gross profit over the next two years. Additionally, the Company has entered into several contract manufacturing agreements whereby the Company manufactures products owned and marketed by third parties. During the first quarter of 1998, the Company announced its entrance into the transportation industry, by producing sleeper cabs for heavy-duty trucks. By applying similar wall panel systems technology used in cleanrooms the Company produces a stronger, more durable, and lighter weight product than traditional sleeper cabs. This technology may eventually be applied to other products in the transportation industry. It is the Company's objective to develop and maintain 40% of its revenues from sources outside of the semiconductor industry by applying its product and engineering expertise in custom metal fabrication, airflow systems and panel production to similar type products used in other industries.

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

RESULTS OF OPERATIONS


                                               FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                             ---------------------------
                                               2000               1999
                                             --------           --------
STATEMENTS OF OPERATIONS DATA:
Revenues ..........................          $ 14,675           $ 12,480
Gross profit ......................             1,573              1,577
Net loss ..........................               (34)              (316)



                                        MARCH 31,        DECEMBER 31,
                                          2000              1999
                                        ---------        -----------
BALANCE SHEET DATA:
Cash and cash equivalents ....          $   384          $   296
Working capital ..............            3,531            2,886
Total assets .................           29,795           26,075
Total liabilities ............           18,886           15,567
Total shareholder's equity ...           10,909           10,508



         Revenues for the first quarter of 2000 increased by 17.6% to $14.7 million compared to $12.5 million for the first quarter of 1999. This increase was primarily attributable to an increase in cleanroom and related products contract awards during the fourth quarter of 1999 and the first quarter of 2000. Revenues from cleanroom and related products increased $1.5 million, or 15.9%, to $11.3 million for the first quarter of 2000 from $9.7 million during the first quarter of 1999. Additionally, the sale of other manufactured products increased by $649,000. Revenues from other manufactured products increased to $3.4 million for the period ended March 31, 2000, as compared with $2.8 million for the period ended March 31, 1999.

         Gross profit for first quarter of 2000 decreased by 0.3% to $1.57 million from $1.58 million for the first quarter of 1999 and decreased as a percentage of revenue to 10.7% for the first quarter of 2000 from 12.6% for the first quarter of 1999. The decreased gross profit percentage was due largely to lower than anticipated profits related to other products not related to the semiconductor industry. With the Company's efforts to develop a portion of its revenues from sources outside of the semiconductor industry by applying its product and engineering expertise in custom metal fabrication, airflow systems and panel production, the Company may experience cost inefficiencies due to ramp-up costs. However, it is the Company's objective to identify, manufacture and sell other products that have high gross profit margin potential.


         Selling, general and administrative expenses for the first quarter of 2000 decreased 25.4% to $1.3 million, or 9.1% of revenue, compared to $1.8 million, or 14.3% of revenue for the first quarter of 1999. The decrease in selling, general and administrative expenses was the result of the Company's continued efforts to manage and reduce its operating cost structure. The reduction was primarily the result of reduced payroll and related expenses.

         Research and development expenses for the first quarter of 2000 decreased 68.3% to $19,000, compared to $60,000 for the first quarter of 1999. The decrease was primarily the result of the Company's decision to establish a foundry relationship for the supply of its traditional cleanroom component products, similar to the foundry relationship being established by many multinational semiconductor companies for their integrated circuit needs. The Company continues to fund research and development to improve its existing products and develop new products in its diversification program.

         Interest expense for the first quarter of 2000 increased to $192,000, compared to $101,000 for the first quarter of 1999. This increase was directly related to increased borrowings at higher interest rates against the Company's credit line during the first quarter of 2000, compared to borrowings during the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 2000 was $3.5 million, compared to $2.9 million at December 31, 1999. This includes cash and cash equivalents of $384,000 at March 31, 2000 and $296,000 at December 31, 1999. The Company's
operations used $158,000 of cash during the first quarter of 2000, compared to using $38,000 of cash from operations during the first quarter of 1999. During the first quarter of 2000, the Company experienced a net increase in receivables of $2.4 million, an increase in costs and estimated earnings in excess of billings on contracts in progress of $1.6 million, and an increase in accounts payable and accrued liabilities of $2.4 million. In addition, billings in excess of costs and estimated earnings on contracts in progress increased by $1.0 million. During the first quarter ended March 31, 2000, the Company realized proceeds of $435,000 from the issuance of 301,550 shares of common stock in connection with the exercise of options related to its 1993 Stock Option Plan.

         Through March 9, 2000, the Company maintained a revolving line of credit with a domestic bank for the lesser of $6,000,000, or the available borrowing base. From March 10, 2000, through March 31, 2000, the Company maintained a revolving line of credit with a domestic bank for the lesser of $5,500,000, or the available borrowing base. On April 1, 2000, the revolving line of credit was reduced to the lesser of $5,000,000 or the available borrowing base. The interest rate is computed at the bank's prime rate plus 3 percent per annum and requires monthly payments of interest. The Company had $5,468,000 in borrowings against the line at March 31, 2000 ($5,258,000 at December 31, 1999). The line of credit expired December 31, 1999 and was extended to August 31, 2000, which included a waiver of the Company's non-compliance with the covenants as of December 31, 1999. The Company was in compliance with the extended line of credit agreement as of March 31, 2000. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. The Company is currently reviewing several financing alternatives.

         Subsequent to March 31, 2000, the Company completed a $4.8 million private equity placement through the issuance of 480 shares of the Company's 3% Series A Convertible Preferred Stock, which are convertible into shares of the Company's common stock. The private equity placement was necessary due to the length and severity of the semiconductor downturn, the losses incurred by the Company over the last 3 years, the Company's recent resurgence in business activity and the need for working capital to finance this growth.

         Management believes that existing cash balances, borrowings available under the existing line of credit or future credit facilities, cash generated from operations, and proceeds from the $4.8 million private equity placement will be adequate to meet the Company's anticipated cash requirements through December 31, 2000. However, in the event the Company experiences adverse operating performance, above-anticipated capital expenditure requirements, or is unable to renew or replace its existing line of credit, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms if at all.



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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

         The Company is exposed to interest rate changes primarily in relation to its revolving credit line debt with a bank. The fair value of the Company's total revolving credit line debt at March 31, 2000 was $5.5 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at March 31, 2000. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

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


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

        Regulation S-K
        Exhibit No.        Description
        --------------     -----------

        27                 Financial Data Schedule


        (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.

                                DAW TECHNOLOGIES, INC.

                                By:   /s/ Ronald W. Daw
                                      ------------------------------------------
                                      Ronald W. Daw
                                      Chairman of the Board, President,
                                      Chief Executive Officer and
                                      Principal Financial and Accounting Officer