Form 10-Q
period 2000-06-30
DAW TECHNOLOGIES INC /UT
filed 2000-08-15
CIK 882159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

        or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                                     0-21818
                            -------------------------
                              (Commission File No.)

                             DAW TECHNOLOGIES, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


             UTAH                                          87-0464280
---------------------------------              --------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                               2700 SOUTH 900 WEST
                           SALT LAKE CITY, UTAH 84119
          -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (801) 977-3100


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        As of August 14, 2000, the Registrant had 13,468,609 shares of Common Stock, $0.01 par value outstanding.

================================================================================

                             Daw Technologies, Inc.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION..........................................................   1

Item 1. Financial Statements

        Consolidated Balance Sheets - June 30, 2000 and December 31, 1999 (unaudited)....   1

        Consolidated  Statements  of  Operations  - Three  months and six months ended
        June 30, 2000 and 1999 (unaudited)...............................................   2

        Consolidated  Statements  of Cash Flows - Six months  ended June 30,  2000 and
        1999 (unaudited).................................................................   3

        Condensed Notes to Consolidated Financial Statements (unaudited).................   5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................................  10

Item 3. Qualitative and Quantitative Disclosures About Market Risk.......................  15

PART II OTHER INFORMATION................................................................  16

Item 2.  Changes in Securities and Use of Proceeds.......................................  16

Item 4. Submission of Matters to a Vote of Security Holders..............................  17

Item 5.  Other Information...............................................................  17

Item 6. Exhibits and Reports on Form 8-K.................................................  18

Signatures...............................................................................  19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Daw Technologies, Inc.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                 June 30,       Dec. 31,
                                                                   2000           1999
                                                                 --------       --------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                     $  1,441       $    296
    Accounts receivable, net                                        9,203          7,447
    Costs and estimated earnings in excess
       of billings on contracts in progress                         9,614          4,994
    Inventories, net                                                2,197          2,612
    Deferred income taxes                                             316            425
    Other current assets                                            2,676          2,569
                                                                 --------       --------

           Total current assets                                    25,447         18,343

PROPERTY AND EQUIPMENT -  NET, AT COST                              2,794          3,402
DEFERRED INCOME TAXES                                               3,364          3,364

OTHER ASSETS                                                          899            966
                                                                 --------       --------
                                                                 $ 32,504       $ 26,075
                                                                 ========       ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Checks written in excess of cash in bank                      $     -       $    248
    Accounts payable and accrued liabilities                        9,563          8,117
    Billings in excess of costs and estimated
       earnings on contracts in progress                            2,308          1,373
    Line of credit                                                  4,209          5,258
    Current portion of long-term obligations                          303            461
                                                                 --------       --------
           Total current liabilities                               16,383         15,457

LONG TERM OBLIGATIONS, less current portion                            78            110

COMMITMENTS AND CONTINGENCIES                                           -              -


SHAREHOLDERS' EQUITY
    Preferred stock, authorized 10,000,000 shares of
       $0.01 par value; 480 shares issued and outstanding
       at June 30,2000 and none at December 31, 1999                    -              -
    Common stock, authorized 50,000,000 shares of $0.01 par
       value; issued and outstanding 13,468,609 shares at
       June 30, 2000 and 12,513,114 at December 31, 1999              135            125
    Additional paid-in-capital                                     21,602         16,579
    Accumulated deficit                                            (5,694)        (6,196)
                                                                 --------       --------
           Total shareholders' equity                              16,043         10,508
                                                                 --------       --------
                                                                 $ 32,504       $ 26,075
                                                                 ========       ========

            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                 Three months ended                     Six months ended
                                                       June 30,                              June 30,
                                                2000               1999               2000               1999
                                            ------------       ------------       ------------       ------------
Revenues                                    $     15,011       $      9,980       $     29,686       $     22,460

Cost of goods sold                                12,251              9,933             25,353             20,836
                                            ------------       ------------       ------------       ------------
         Gross profit                              2,760                 47              4,333              1,624

Operating expenses
   Selling, general and                            1,673              1,896              3,025              3,684
     administrative
   Research and development                            -                 58                  -                118
   Depreciation and amortization                      88                112                208                232
                                            ------------       ------------       ------------       ------------
                                                   1,761              2,066              3,233              4,034
                                            ------------       ------------       ------------       ------------
         Earnings (loss) from                        999             (2,019)             1,100             (2,410)
           operations

Other income (expense)
   Interest                                         (223)              (186)              (415)              (287)
   Other, net                                         11                (84)                68                (93)
                                            ------------       ------------       ------------       ------------
                                                    (212)              (270)              (347)              (380)
                                            ------------       ------------       ------------       ------------
         Earnings (loss) before income               787             (2,289)               753             (2,790)
           taxes
Income taxes (benefit)                               251               (847)               251             (1,032)
                                            ------------       ------------       ------------       ------------
         NET EARNINGS (LOSS)                $        536       $     (1,442)      $        502       $     (1,758)
                                            ============       ============       ============       ============

Earnings (loss) per common share
   Basic                                    $       0.04       $      (0.12)      $       0.04       $      (0.14)
   Diluted                                           .03              (0.12)               .03              (0.14)

Weighted-average common and dilutive
  common equivalent shares outstanding
   Basic                                      13,185,866         12,479,711         12,875,237         12,490,968
   Diluted                                    18,468,179         12,479,711         18,194,264         12,490,968



            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                  Six months ended
                                                                      June 30,
                                                                 2000          1999
                                                               -------       -------
Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
      Net earnings (loss)                                      $   502       $(1,758)
      Adjustments to reconcile net earnings (loss) to net
      cash used in operating activities
         Depreciation and amortization                             563           781
         Deferred income taxes                                     109        (1,032)
         Changes in assets and liabilities
           Account receivables                                  (1,756)          573
           Costs and estimated earnings in excess
             of billings on contracts in progress               (4,620)       (3,002)
           Inventories                                             415           188
           Other current assets                                   (107)          (26)
           Accounts payable
             and accrued liabilities                             1,446         2,411
           Billings in excess of costs and estimated
             earnings on contracts in progress                     935           701
           Other assets                                             67           100
                                                               -------       -------
               Net cash used in
                 operating activities                           (2,446)       (1,064)
                                                               -------       -------
   Cash flows from investing activities
      Payments for purchase of property
        and equipment                                             (105)          (51)
      Proceeds from disposition of property
        and equipment                                              150             -
                                                               -------       -------
               Net cash provided by (used in)
                 investing activities                               45           (51)
                                                               -------       -------


        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                                   (unaudited)
                        (in thousands, except share data)

                                                          Six months ended
                                                               June 30,
                                                          2000          1999
                                                        -------       -------
   Cash flows from financing activities
      Decrease in checks written in excess of cash         (248)            -
        in bank
      Net change in line of credit                       (1,049)          207
      Proceeds from issuance of stock                     5,033            22
      Payments on long-term obligations                    (190)         (293)
                                                        -------       -------

               Net cash provided by (used in)
                 financing activities                     3,546           (64)
                                                        -------       -------

               Net increase (decrease) in cash
                 and cash equivalents                     1,145        (1,179)

Cash and cash equivalents at beginning of period            296         2,140
                                                        -------       -------

Cash and cash equivalents at end of period              $ 1,441       $   961
                                                        =======       =======

Supplemental disclosures of cash flow information
Cash paid during the period for
     Interest                                           $   415       $   287
   Income taxes                                               -             -



            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


        1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2000, its consolidated results of operations for the three months ended June 30, 2000, and 1999, and its consolidated results of operations and cash flows for the six months ended June 30, 2000, and 1999, have been included. All such adjustments are of a normal recurring nature. These financial statements and footnote disclosures in this Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

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

        3. LINE OF CREDIT

        The Company maintains a revolving line of credit with a domestic bank for the lesser of $5.0 million, or the available borrowing base. The interest rate is computed at the bank's prime rate plus 5 percent per annum and requires monthly payments of interest. The Company had approximately $4.2 million in borrowings against the line at June 30, 2000 ($5.3 million at December 31, 1999). The line of credit expired December 31, 1999 and was extended to August 31, 2000, which included a waiver of the Company's non-compliance with the covenants as of December 31, 1999. The Company was in compliance with the extended line of credit agreement as of June 30, 2000. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. The Company is currently reviewing several financing alternatives.

                             Daw Technologies, Inc.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


        4. BUSINESS ACQUISITION

        On April 22, 1998, the first closing date, the Company acquired the net assets of Intelligent Enclosures Corporation. The transaction was accounted for as a purchase and the transaction was completed on April 22, 2000, the second closing date. At the first closing date, the Company delivered 27,023 shares of common stock. On May 12, 2000, the Company issued an additional 618,439 shares of common stock at the average per share closing price for the 20 consecutive trading days prior to the second closing date, which in addition to the original 27,023 shares, equals 645,462 shares.

        5. SEGMENT INFORMATION

        The Company has two reportable segments for the three and six months ended June 30, 2000, namely 1) cleanrooms and related products and 2) other manufactured goods. The Company evaluates performance of each segment based on earnings or loss from operations. The Company's reportable segments are similar in manufacturing processes and are tracked similarly in the accounting system. The manufacturing process for each segment uses the same manufacturing facilities and overhead is allocated similarly to each segment. It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities, and manufacturing overhead.











                             Daw Technologies, Inc.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                        (in thousands, except share data)


        5. SEGMENT INFORMATION (CONTINUED)

        Segment information for the cleanrooms and related products and other manufactured goods are as follows:


                                           FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                               ENDED JUNE 30,               ENDED JUNE 30,
                                         -----------------------       -----------------------
                                           2000           1999           2000           1999
                                         --------       --------       --------       --------
 Revenues
    Cleanrooms and related               $  9,493       $  7,037       $ 20,762       $ 16,760
products
    Other manufactured goods                5,518          2,943          8,924          5,700
                                         --------       --------       --------       --------

                 Totals                  $ 15,011       $  9,980       $ 29,686       $ 22,460
                                         ========       ========       ========       ========

 Earnings (loss) from operations
    Cleanrooms and related products      $  1,178       $ (2,327)      $  1,339       $ (3,127)
    Other manufactured goods                 (179)           308           (239)           717
                                         --------       --------       --------       --------

                 Totals                  $    999       $ (2,019)      $  1,100       $ (2,410)
                                         ========       ========       ========       ========



                                      ---------------------------
                                        JUNE 30,    DECEMBER 31,
                                          2000         1999
                                      -----------   ------------
Total assets
   Cleanrooms and related products      $21,832      $15,640
   Other manufactured goods               2,622        2,284
   Manufacturing and corporate            8,050        8,151
                                        -------      -------
                 Totals                 $32,504      $26,075
                                        =======      =======



                             Daw Technologies, Inc.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                        (in thousands, except share data)


        6. CAPITAL TRANSACTIONS

        On April 28, 2000, the Company completed a $4.8 million private equity placement through the issuance of 480 shares of the Company's 3% Series A Convertible Preferred Stock, which are convertible into shares of the Company's common stock. The Preferred Shares do not have voting rights. The Series A Preferred is currently convertible into shares of Common Stock at a rate equal to a fraction, the numerator of which is equal to $10,000 plus all accrued dividends, and the denominator of which is equal to the lesser of (i) $1.32 and
(ii) 80% of the average of the five lowest consecutive per share market values during the twenty-five trading days proceeding the conversion date. The net cash received by the Company was $4,575,000.

        During the six months ended June 30, 2000, the Company issued 301,550 shares of common stock in connection with the exercise of options related to its 1993 Stock Option Plan.

        7. EARNINGS (LOSS) PER COMMON SHARE

        The following data show the shares used in computing earnings (loss) per common share including dilutive potential common stock:

                                           Three months ended                Six months ended
                                                June 30,                         June 30,
                                          2000             1999             2000             1999
                                      ------------     ------------     ------------     ------------
Net earnings (loss)                   $        536     $     (1,442)    $        502     $     (1,758)

Dividends on preferred stock                   (25)               -              (25)               -
                                      ------------     ------------     ------------     ------------

Net earnings (loss) applicable to     $        511     $     (1,442)    $        477     $     (1,758)
common stock
                                      ============     ============     ============     ============

Common shares outstanding
entire period                           12,832,454       12,479,711       12,513,114       12,479,711

Net weighted average common shares
issued during period                       353,412                -          362,123           11,257
                                      ------------     ------------     ------------     ------------

Weighted average number of common
shares used in basic EPS                13,185,866       12,479,711       12,875,237       12,490,968

Dilutive effect of stock options             5,225                -           36,010                -

Dilutive effect of warrants                 16,095                -            4,024                -

Dilutive effect of preferred stock       5,278,993                -         5,278,993               -
                                      ------------     ------------     ------------     ------------

Weighted average number of common
shares and dilutive potential
common shares used in diluted EPS       18,486,179       12,479,711       18,194,264       12,490,968
                                      ============     ============     ============     ============

        For the loss periods ended June 30, 1999, all of the options and warrants that were outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive.


                             Daw Technologies, Inc.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                        (in thousands, except share data)

        8. INVENTORIES

        Inventories consist of the following:

                                    June 30,      December 31,
                                   ----------     -----------
                                      2000           1999
                                   ----------     -----------
Raw materials                        $1,699         $  523
Work in process                         798          2,389
                                     ------         ------
                                      2,497          2,912
Less allowance for obsolescence         300            300
                                     ======         ======

         Total                       $2,197         $2,612
                                     ======         ======

        9. SUBSEQUENT EVENTS

        On July 10, 2000, the Company sold the assets associated with its sleeper cab manufacturing business to Western Star Trucks US Inc. for approximately $1,000,000. In addition, the Company retained certain accounts receivables associated with its sleeper cab manufacturing line and will continue to receive payments on such receivables in the ordinary course of business. Western Star Trucks US Inc. has entered into an agreement with the Company for a limited specified time period to provide labor and management services to continue to operate the sleeper cab operations in Salt Lake City. Western Star Trucks US Inc. has also entered into a short-term lease for the factory space currently occupied by the sleeper cab operation.

The Company's contract manufacturing group, (Advanced Manufacturing), will also be providing manufacturing and powder coat paint services to supply the operation with raw materials for the assembly operation for the duration of agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, the audited consolidated Financial Statements and "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's report on Form 10-K for the year ended December 31, 1999. All data in the tables are in thousands, except for percentages and per-share data.

        The Company's principal line of business is as a provider of ultra-clean manufacturing environments or cleanrooms, and cleanroom component systems for the semiconductor industry. In recent years, the Company has typically had one to three significant customers, each of whom accounted for approximately 10% or more of the Company's annual revenues; however, these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature. Capital spending by semiconductor manufacturers has generally closely followed chip sales. As chip sales increased from around $50 billion per year in the late 1980's to a peak of $150 billion in 1995, capital spending on new equipment and facilities by the chip manufacturers surged to $45 billion from about $12 billion during the same period of time. As chip sales declined over the past three years to about $122 billion in 1999, capital spending on new equipment and facilities declined to less than $30 billion in 1998. Various industry analysts have reported that in 1999 chip sales increased by 20%, which indicates that the recent downturn may be ending. In addition, analysts predict that chip sales for 2000 may increase by an additional 30 to 40%. The Company can provide no assurance that chip sales will, in fact, continue to increase during year 2000 or thereafter.

        The Company's operating results were impacted by the reduced capital spending of the semiconductor industry during the past three years. While the industry has shown signs of recovery from time to time over the past three years, it has been consistently disappointed by continued declines. Management believes the downturn is over and the industry is on the road to recovery. The length and duration of the recovery is still subject to significant uncertainty. The extended downturn in the semiconductor industry generally resulted in fewer contracts available to bid, a significant increase in price competition on contracts that were awarded, and reduced margins on such contracts. However, beginning in the fourth quarter of 1999, the Company experienced growth in new contract awards, resulting in an increase in the Company's backlog from $12.8 million at December 31, 1998 to $19.7 million at December 31, 1999. Additionally, during the first six months of 2000, the Company has experienced an increase in contract bidding at higher gross margins than at any time during the three-year industry downturn. While cleanroom contract bidding continues at a higher rate than any time in the previous three years, the actual award of contracts does not occur evenly from quarter to quarter. During the six months ended June 30, 2000, actual cleanroom contract awards were approximately $26.0 million. The Company's cleanroom contract backlog at June 30, 2000 was $15.1 million compared to $15.0 million at June 30, 1999.

        Although there is uncertainty regarding length of the recovery in the semiconductor industry, management believes that changes taking place in the industry should result in expanded semiconductor industry capital expenditures. Delays in the ramp-up of 300mm technology have delayed the expected construction of a whole series of 300mm fabs worldwide, however, beginning in the fourth quarter of 1999 and continuing in the first six months of 2000, construction of some of these delayed fabs were initiated. In response to the downturn, management has taken steps to reduce the Company's cost structure including an approximate 26% cut in wages in 1999 as compared to 1998 and an additional 15% in the first half of 2000. In 1998, the Company reduced its work force by more than 50%. During 2000, management is continuing to closely monitor the Company's cost structure, and is taking appropriate actions as considered necessary, but is continuing to develop state-of- the-art cleanroom technology, providing world-class support to the Company's customers, and continuing its diversification strategy.

        In response to reduced revenue generated by the sale of cleanrooms, the Company has undertaken several initiatives to expand its revenue base beyond the semiconductor industry and to reduce its reliance on this historically cyclical business. The Company has developed an air entrance system used by large national retail chains in their new "superstores". Air entrances are used in lieu of conventional swinging and sliding doors to help the store maintain comfort in the front of the store, reduce liability and increase and optimize the traffic flow in and out of the store. The Company's air entrance system was developed by applying its advanced cleanroom air movement and filtration technology, resulting in a technically advanced air entrance system. Although revenues to date from this line of business have been limited, this product shows promise of providing increased revenue and gross profit over the next two years. The Company also applied wall panel systems technology used in cleanrooms to develop a stronger, more durable, and lighter weight sleeper cab for the transportation industry. This technology may eventually be applied to other products in the transportation industry. Even though the Company realized certain revenues from the sleeper cab product, in July of 2000 the Company sold the assets associated with its sleeper cab manufacturing business to Western Star Trucks US Inc. for approximately $1,000,000. In addition, the Company retained certain accounts receivables associated with its sleeper cab manufacturing line and will continue to receive payments on such receivables in the ordinary course of business. The Company will continue to use its resources to pursue other contract manufacturing products.

        It is the Company's objective to develop and maintain 40% of its revenues from sources outside of the semiconductor industry by applying its product and engineering expertise in custom metal fabrication, airflow systems and panel production to similar type products used in other industries. The sale of the Company's sleeper cab business, which accounted for substantially all of the 25% of its revenue from sources outside of the semiconductor industry during its last fiscal year, represents a setback in the Company's pursuit of that objective. However, the Company has entered into several other contract manufacturing agreements whereby the Company manufactures products owned and marketed by third parties which will offset some of the lost revenues from the sale of its sleeper cab operations. In addition, management believes that the strength of the recovery in the cleanroom industry will also offset the decrease in revenues from the sleeper cab operations. Contract manufacturing agreements may change from time to time based on profitability, manufacturing capacity and other related factors.

        The Company's revenue and operating results can fluctuate substantially from quarter to quarter depending on such factors as the timing of customer orders, the timing of revenue and cost recognition, variations in contract mix, changes in customer buying patterns, fluctuations in the semiconductor equipment market, utilization of capacity, manufacturing productivity and efficiency, availability of key components and trends in the economies of the geographical regions in which the Company operates.

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

        The Company generates revenue in two geographic regions; North America and Europe. Although risk of fluctuations in currency value does not affect the Company's dollar-denominated contracts, changes in the relative value of the dollar could make the Company less competitive in various markets. Contracts to be performed in Europe may be denominated in local currency, and the

Company bears the risk of changes in the relative value of the dollar and the local currencies. Devaluation of world currencies against the U.S. dollar has created extreme price competitiveness from Korean, Japanese, and German manufacturers and integrators of systems. The Company has in the past and may in the future attempt to hedge against currency fluctuations on contracts denominated in local currencies. There can be no assurance, however, that such hedging will fully insulate the Company from fluctuations or will not expose the Company to additional risks of loss.

        The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.


RESULTS OF OPERATIONS (Data in the tables are in thousands)

                                 Three months ended           Six months ended
                                      June 30,                     June 30,
                                 2000          1999           2000          1999
                               --------      --------       --------      --------
Revenues ................      $ 15,011      $  9,980       $ 29,686      $ 22,460

Gross profit ............         2,760            47          4,333         1,624

Operating expenses ......         1,761         2,066          3,233         4,034

Net earnings (loss) .....      $    536      $ (1,442)      $    502      $ (1,758)


                                         -------------------------
                                          JUNE 30,    DECEMBER 31,
                                            2000          1999
                                         -----------  ------------
BALANCE SHEET DATA:
Cash and cash equivalents .........        $ 1,441        $   296
Working capital ...................          9,064          2,886
Total assets ......................         32,504         26,075
Total liabilities .................         16,461         15,567
Total shareholders' equity ........         16,043         10,508



        Revenues for the second quarter of 2000 increased by 50.4% to $15.0 million compared to $10.0 million for the second quarter of 1999. Revenues for the six months ended June 30, 2000 increased by 32.2% to $29.7 million compared to $22.5 million for the six months ended June 30, 1999. The increase in revenues is attributed to the increase in capital spending by the semiconductor industry following the extended industry downturn during the last three years. The capital spending increase resulted in more cleanroom-related contract awards during the fourth quarter of 1999 and the first quarter of 2000. As a result, the increase has resulted in more contracts being worked on during the first two quarters of 2000 compared with the first two quarters of 1999.

        Gross profit for the second quarter of 2000 increased by 5,772.3% to $2.8 million from a gross profit of $47,000 for the second quarter of 1999 and increased as a percentage of revenue to 18.4% for the second quarter of 2000 from .5% for the second quarter of 1999. Gross profit for the six months ended June 30, 2000 increased by 166.8% to $4.3 million from a gross profit of $1.6 million for the six months ended June 30, 1999 and increased as a percentage of contract revenue to 14.6% for the six months ended June 30, 2000 from 7.2% for the six months ended June 30, 1999.

        The extended downturn in capital spending by the semiconductor industry resulted in a price competitive bidding environment. As a result, the Company changed its strategy to purchase rather than manufacture some of its own component parts, enabling the Company to offer its customers a wider range of cleanroom solutions at lower prices. This strategy has enabled the Company to increase its cleanroom revenues and gross profit margins during the first and second quarters of 2000.

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

        Selling, general and administrative expenses for the second quarter of 2000 decreased by 11.8% to $1.7 million compared to $1.9 million for the second quarter of 1999, and decreased as a percentage of contract revenue to 11.1% for the second quarter of 2000 from 19.0% for the second quarter of 1999. For the six months ended June 30, 2000, selling, general and administrative decreased by 17.9% to $3.0 million compared to $3.7 million for the six months ended June 30, 1999, and decreased as a percentage of contract revenue to 10.2% for the six months ended June 30, 2000 from 16.4% for the six months ended June 30, 1999.

        The decrease in selling, general and administrative expenses was the result of the Company's continued efforts to manage and reduce its operating cost structure. The reduction was primarily the result of reduced payroll and related expenses.

        Research and development expense for the second quarter of 2000 decreased 100.0% to zero compared to $58,000 for the second quarter of 1999. Research and development expense for the six months ended June 30, 2000 decreased 100.0% to zero compared to $118,000 for the six months ended June 30, 1999. As a result of the Company's strategy to purchase, rather than manufacture many of its own component parts, there has been a natural reduction in its research and development expenses. The Company may fund future research and development projects to improve existing products or develop new products in its diversification program.

        Depreciation and amortization expense, not included in cost of goods sold, for the second quarter of 2000 decreased 21.4% to $88,000 compared to $112,000 for the second quarter of 1999. Depreciation and amortization expense for the six months ended June 30, 2000 decreased 10.3% to $208,000 compared to $232,000 for the six months ended June 30, 1999.

        Interest expense for the second quarter of 2000 increased 19.9% to $223,000 compared to $186,000 for the second quarter of 1999. Interest expense for the six months ended June 30, 2000 increased 44.6% to $415,000 compared to $287,000 for the six months ended June 30, 1999. The increases in interest expense during both the three and the six months ended June 30, 2000 compared to the three and six months ended June 30, 1999 are the result of an increase in borrowings at higher interest rates against the Company's line of credit through June 30, 2000 compared with borrowings through the same period during 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital at June 30, 2000 was $9.1 million compared to $2.9 million at December 31, 1999. This includes cash and cash equivalents of $1.4 million at June 30, 2000 and $296,000 at December 31, 1999. The Company's operations used $2.4 million of cash during the six months ended June 30, 2000, compared to $1.1 million of cash used in operations during the six months ended June 30, 1999. During the six months ended June 30, 2000, the Company experienced increases in costs and estimated earnings in excess of billings on contracts in progress, account receivables, accounts payable and accrued liabilities and billings in excess of costs and estimated earnings on contracts in progress. These increases were primarily due to an increase in work in process resulting from work on a higher number of cleanroom projects. In addition, the Company experienced decreases in the line of credit, inventories, and current deferred income taxes during the six months ended June 30, 2000.

        The Company maintains a revolving line of credit with a domestic bank for the lesser of $5,000,000, or the available borrowing base. The interest rate is computed at the bank's prime rate plus 5 percent per annum and requires monthly payments of interest. The Company had approximately $4.2 million in borrowings against the line at June 30, 2000 (approximately $5.3 million at December 31, 1999). The line of credit expired December 31, 1999 and was extended to August 31, 2000, which included a waiver of the Company's non-compliance with the covenants as of December 31, 1999. The Company was in compliance with the extended line of credit agreement as of June 30, 2000. The line of credit is collateralized by certain domestic and foreign receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. The Company is currently reviewing several financing alternatives.

        On April 28, 2000, the Company completed a $4.8 million private equity placement through the issuance of 480 shares of the Company's 3% Series A Convertible Preferred Stock, which are convertible into shares of the Company's common stock. The net cash received by the Company was $4,575,000. The private equity placement was necessary due to the length and severity of the semiconductor downturn, the losses incurred by the Company over the last 3 years, the Company's recent resurgence in business activity and the need for working capital to finance this growth.

        Management believes that existing cash balances, borrowings available under the existing line of credit or future credit facilities, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through December 31, 2000. However, in the event the Company experiences adverse operating performance, above-anticipated capital expenditure requirements, or is unable to renew or replace its existing line of credit, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms if at all.

        FACTORS AFFECTING FUTURE RESULTS

        The Company's future operations will be impacted by, among other factors, risks and uncertainties that could result in actual operating results differing materially from anticipated operating results and past operating results and trends. These risks and uncertainties include the need for additional capital, the availability and price of such capital, pricing pressures, cancellations of existing contracts, timing of significant customer orders, increased competition, and changes in semiconductor and cleanroom technology.

THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN THIS REPORT, DESCRIBED FROM TIME TO TIME IN THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, OR DISCUSSED IN THE COMPANY'S PRESS RELEASES. ACTUAL RESULTS MAY VARY MATERIALLY FROM EXPECTATIONS.


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

        The Company is exposed to interest rate changes primarily in relation to its revolving credit line debt with a bank. The fair value of the Company's total revolving credit line debt at June 30, 2000 was $4.2 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at June 30, 2000. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

        The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. The Company's sensitivity analysis of the effects or changes in foreign currency exchange rates does not factor in a potential change in sales levels of local currency prices, as the preponderance of its foreign sales occur over short periods of time or are denominated in U.S. dollars.

PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

        On April 28, 2000, the Company entered into a Convertible Preferred Stock Purchase Agreement, pursuant to which certain accredited investors purchased 480 shares of its 3% Series Convertible Preferred Stock ("Preferred Shares") for aggregate purchase price of $4,800,000 (or $10,000 per share).

        The Preferred Shares have a stated value equal to the sum of $10,000 plus all accrued dividends not previously paid in cash. Dividends accrue on the stated value at the rate per share of 3% per annum, payable at the Company's discretion (subject to certain exceptions) in cash or through increase in the stated value of each Preferred Share. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Preferred Shares are entitled to receive the stated value of the Preferred Shares before any distribution or payment to any securities junior to the Preferred Shares. The Preferred Shares do not have voting rights, except as required by law and with respect to a proposal to (a) alter or change adversely the rights of the Preferred Shares, (b) authorize or create a class of stock ranking as to dividends and distribution of assets upon liquidation equal or senior to the Preferred Shares, (c) increase the authorized number of Preferred Shares, or (d) enter into any agreement to do any of the foregoing.

        Each Preferred Share is convertible into shares of Common Stock at the option of the holder at any time after the issuance of the Preferred Shares. The conversion price is the stated value of the Preferred Shares divided by the lesser of (1) $1.32 per Common Share; or (2) 80% of the average of the five lowest consecutive market values of Common Stock during the twenty-five trading days preceding the date the Preferred Shares are converted. Subject to certain exceptions, the Preferred Shares will automatically be converted at the earlier of (a) the first anniversary of the effective date of a registration statement with respect to such shares, and (b) the day following any consecutive thirty-day trading period where, on each day of the period, the market price of the Company's Common Stock exceeds $2.64. Notwithstanding the foregoing, each holder of the Preferred Shares may not convert such Preferred Shares or receive shares of Common Stock as a dividend if, after such transaction, the holder, together with any of its affiliates, would beneficially own over 4.999% of the outstanding shares of Common Stock. This restriction may be waived by each holder on not less than 61 days' notice to the Company.

        The Company is required to redeem each Preferred Share at a specified premium rate in cash upon the occurrence of one of numerous events identified in its Articles of Incorporation, including, without limitation, a change of control of the Company or its failure to cure a breach of any agreements entered into in connection with the Preferred Stock Purchase Agreement. In addition, the Preferred Stock Purchase Agreement grants to the purchasers of the Preferred Shares a right of first refusal with respect to most subsequent stock issuances during a period extending 540 days following May 1, 2000 and prohibits its registering any additional shares of Common Stock under the Securities Act for a period extending 180 days following the effectiveness of the Registration Statement.

        In connection with the Company's sale of the Preferred Shares, it issued 360,000 warrants to purchase its Common Stock to the purchasers of the Preferred Shares. Such warrants have an exercise price of $1.32 per share (and a cashless exercise option) and are exercisable at any time on or before April 28, 2003; provided, however, each holder of a warrant may not exercise his or its warrants if, after such exercise, such holder, together with any of its affiliates, would beneficially own over 4.999% of the outstanding shares of Common Stock. This restriction may be waived by each holder on not less than 61 days' notice to the Company.

        In connection with the purchase and sale of the Preferred Shares, the Company also granted Cardinal Securities, LLC, placement agent with respect to certain of the purchasers, 87,500 warrants as partial consideration for its services. Such warrants have an exercise price of $1.72 (and a cashless exercise option) and are exercisable at any time on or before May 1, 2005. In connection with the purchase and sale of the Preferred Shares, the Company also granted Institutional Finance Group, Inc., placement agent with respect to certain of the purchasers, 25,000 warrants as partial consideration for its services. Such warrants have an exercise price of $1.20 (and a cashless exercise option) and are exercisable at any time on or before May 1, 2003.

        The offer and sale of the above-described Preferred Shares and warrants was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based upon the following: (a) the investors represented and warranted to the Company that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investors represented and warranted that they were acquiring the securities for their own account and not with an intent to distribute such securities; (c) the investors were provided with any and all other information requested by the investors with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.]


Item 4: Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on July 28, 2000. The shareholders elected the following Board of Directors to serve for one year:


        Name of Nominee                      Votes For      Votes Against     Abstentions
        ---------------                      ---------      -------------     -----------
        Ronald W. Daw                       10,999,636           -            234,907
        Charles L. Bates, Jr.               11,005,371           -            229,172
        Robert G. Chamberlain               11,010,636           -            223,907
        James S. Jardine                    11,008,136           -            226,407
        Robert J. Frankenberg               11,010,636           -            223,907
        Virginia Gore Giovale               10,997,771           -            236,772
        Robert G. Teresi                    11,001,236           -            233,307


The shareholders also ratified the appointment of Grant Thornton LLP as independent auditors for fiscal year 2000 by a vote of 11,066,801 for, 136,080 against and 31,662 abstentions.


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


Item 6. Exhibits and Reports on Form 8-K


               (a)    Exhibits

  EXHIBIT                                                      INCORPORATED BY REFERENCE/
    NO.                  DESCRIPTION                    [FILED HEREWITH (AND SEQUENTIAL PAGE #)
-------------    --------------------------------    ---------------------------------------------
    4.3          Form of Warrant issued to           Incorporated by reference to the Company's
                 purchasers of Series A              Registration Statement on Form S-3, File
                 Preferred Shares                    No. 333-38350, filed with the Commission on
                                                     June 1, 2000

                 Convertible Preferred Stock         Incorporated by reference to the Company's
                 Purchase Agreement dated April      Registration Statement on Form S-3, File
   10.1          28, 2000.                           No. 333-38350, filed with the Commission on
                                                     June 1, 2000

   10.2          Registration Rights Agreement       Incorporated by reference to the Company's
                                                     Registration Statement on Form S-3, File
                                                     No. 333-38350, filed with the Commission on
                                                     June 1, 2000

     27          Financial Data Schedule             Filed herewith.

               (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2000.


                         DAW TECHNOLOGIES, INC.

                         By:   /s/ Ronald W. Daw
                             ---------------------------------------------------
                               Ronald W. Daw
                               Chairman of the Board, President,
                               Chief Executive Officer and
                               Acting Principal Financial and Accounting Officer