Form 10-Q
period 2000-09-30
DAW TECHNOLOGIES INC /UT
filed 2000-11-14
CIK 882159

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

        ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     0-21818
                    ----------------------------------------
                              (Commission File No.)


                             DAW TECHNOLOGIES, INC.
            ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  UTAH                                        87-0464280
        --------------------------                     ----------------------
             (State or other                                 (IRS Employer
         jurisdiction                                      Identification No.)
           of incorporation or
         organization)


                               2700 SOUTH 900 WEST
                           SALT LAKE CITY, UTAH 84119
        ----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (801) 977-3100



            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X) No ( )


            As of November 11, 2000, the Registrant had 13,580,932 shares of Common Stock, $0.01 par value outstanding.

                             Daw Technologies, Inc.

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION..................................................................................................1


Item 1.       Financial Statements

              Consolidated Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999.................................1


              Consolidated Statements of Operations - Three months and nine months ended September 30, 2000 and 1999 (unaudited).... .................................................................2


              Consolidated Statements of Cash Flows - Nine months ended September 30, 2000  and 1999 (unaudited).................3


              Condensed Notes to Consolidated Financial Statements (unaudited)...................................................5



Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................................10

Item 3.       Qualitative and Quantitative Disclosures About Market Risk.........................................................15



PART II OTHER INFORMATION........................................................................................................16

Item 2.       Changes in Securities and Use of Proceeds..........................................................................16

Item 6.       Exhibits and Reports on Form 8-K...................................................................................17


Signatures ......................................................................................................................18


                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                             Daw Technologies, Inc.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)


                                                                              Sept. 30,                    Dec. 31,
                                                                               2000                          1999
                                                                             -----------                  --------

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                $  3,298                   $   296
      Accounts receivable, net                                                   8,355                     7,447
      Costs and estimated earnings in excess
           of billings on contracts in progress                                  8,416                     4,994
      Inventories, net                                                           1,801                     2,612
      Deferred income taxes                                                        316                       425
      Other current assets                                                       2,349                     2,569
                                                                               ---------                  ------

                  Total current assets                                          24,535                    18,343

PROPERTY AND EQUIPMENT -  NET, AT COST                                           2,347                     3,402
DEFERRED INCOME TAXES                                                            3,091                     3,364

OTHER ASSETS                                                                       861                       966
                                                                                --------                 -------
                                                                              $ 30,834                   $26,075
                                                                                =======                  =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Checks written in excess of cash in bank                                   $  -                    $   248
      Accounts payable and accrued liabilities                                   8,304                     8,117
      Billings in excess of costs and estimated
           earnings on contracts in progress                                     2,091                     1,373
      Line of credit                                                             3,505                     5,258
      Current portion of long-term obligations                                     186                       461
                                                                              ----------                --------

                  Total current liabilities                                     14,086                    15,457

LONG TERM OBLIGATIONS, less current portion                                         48                       110

COMMITMENTS AND CONTINGENCIES                                                        -                         -


SHAREHOLDERS' EQUITY
      Preferred stock, authorized 10,000,000 shares of
           $0.01 par value; 472 shares issued and outstanding
           at September 30, 2000 and none at December 31, 1999                       -                         -
      Common stock, authorized 50,000,000 shares of $0.01 par
           value; issued and outstanding 13,580,932 shares at
           September 30, 2000 and 12,513,114 at December 31, 1999                  136                       125
      Additional paid-in-capital                                                21,601                    16,579
      Accumulated deficit                                                       (5,037)                   (6,196)
                                                                               --------                 --------

                  Total shareholders' equity                                    16,700                    10,508
                                                                               -------                  --------

                                                                               $30,834                   $26,075
                                                                               =======                   =======


            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)


                                                             Three months ended                        Nine months ended
                                                               September 30,                             September 30,
                                                          2000                 1999                  2000                 1999
                                                    ----------------    ------------------    -----------------    -----------------
Revenues                                             $       12,734  $           12,433     $          42,420      $        34,893

Cost of goods sold                                           10,580              11,659                35,934               32,495
                                                    ----------------    ------------------    -----------------    -----------------

               Gross profit                                   2,154                 774                 6,486                2,398

Operating expenses
     Selling, general and administrative                      1,236               1,685                 4,261                5,369
     Research and development                                    -                    5                    -                   123
     Depreciation and amortization                               83                 102                   291                  334
                                                    ----------------    ------------------    -----------------    -----------------
                                                              1,319               1,792                 4,552                5,826
                                                    ----------------    ------------------    -----------------    -----------------
           Earnings (loss) from
              operations                                        835              (1,018)                1,934               (3,428)

Other income (expense)
     Interest                                                  (151)               (106)                 (566)                (393)
     Other, net                                                 310                  (5)                  379                  (98)
                                                    ----------------    ------------------    -----------------    -----------------
                                                                159                (111)                 (187)                (491)
                                                    ----------------    ------------------    -----------------    -----------------

               Earnings (loss) before income
                  taxes                                         994              (1,129)                1,747               (3,919)

Income taxes (benefit)                                          336                 -0-                   588               (1,032)
                                                    ----------------    ------------------    -----------------    -----------------

               NET EARNINGS (LOSS)                   $          658   $          (1,129)    $           1,159      $        (2,887)
                                                    ================    ==================    =================    =================
Earnings (loss) per common share
     Basic                                           $         0.04   $           (0.09)    $            0.08      $         (0.23)
     Diluted                                                   0.03               (0.09)                 0.06                (0.23)
Weighted-average common and dilutive
   common equivalent shares outstanding
     Basic                                               13,496,689          12,513,114            13,097,898           12,498,431
     Diluted                                             18,919,139          12,513,114            18,539,062           12,498,431


            See accompanying notes to condensed financial statements.
                                   (continued)

                             Daw Technologies, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)


                                                                                           Nine months ended
                                                                                             September 30,

                                                                                            2000                1999
                                                                                      ----------------    ---------------

Increase (decrease) in cash and cash equivalents
     Cash flows from operating activities
         Net earnings (loss)                                                         $      1,159        $      (2,887)
         Adjustments to reconcile net earnings (loss) to net
         cash provided by (used in) operating activities
               Depreciation and amortization                                                  928                1,159
               Provision for losses on accounts receivable                                    (31)                (224)
               Deferred income taxes                                                          382               (1,032)
               Changes in assets and liabilities
                  Account receivables                                                        (877)                (398)
                  Costs and estimated earnings in excess
                     of billings on contracts in progress                                  (3,422)              (2,066)
                  Inventories                                                                 811                  419
                  Other current assets                                                        220                 (649)
                  Accounts payable
                     and accrued liabilities                                                  187                4,413
                  Billings in excess of costs and estimated
                     earnings on contracts in progress                                        718                  766
                  Other assets                                                                105                  140
                                                                                      ----------------    ---------------

                        Net cash provided by (used in) operating activities                   180                 (359)
                                                                                      ----------------    ---------------

     Cash flows from investing activities
         Payments for purchase of property
            and equipment                                                                    (169)                 (88)
         Proceeds from disposition of property
            and equipment                                                                     296                    -
                                                                                      ----------------    ---------------

                        Net cash provided by (used in)
                           investing activities                                               127                  (88)
                                                                                      ----------------    ---------------



            See accompanying notes to condensed financial statements.
                                   (continued)

                             Daw Technologies, Inc.

                                   (Unaudited)
                        (in thousands, except share data)

                                                                                                     Nine months ended
                                                                                                       September 30,

                                                                                                  2000             1999
                                                                                            ----------------    ------------

     Cash flows from financing activities
         Decrease in checks written in excess of cash in bank                                     (248)               -
         Net change in line of credit                                                           (1,753)             158
         Proceeds from issuance of stock                                                         5,033               22
         Payments on long-term obligations                                                        (337)            (357)
                                                                                            ----------------    ------------

                        Net cash provided by (used in)
                           financing activities                                                  2,695             (177)
                                                                                            ----------------    -------------

                        Net increase (decrease) in cash
                           and cash equivalents                                                  3,002             (624)

Cash and cash equivalents at beginning of period                                                   296            2,140
                                                                                            ----------------    ------------

Cash and cash equivalents at end of period                                               $       3,298       $    1,516
                                                                                            ================    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
     Interest                                                                            $         566       $      393
     Income taxes                                                                                    -                -











            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)

            1.    INTERIM CONDENSED FINANCIAL STATEMENTS

            The accompanying unaudited condensed financial statements of Daw Technologies, Inc. (the "Company" or "Daw") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months and nine months ended September 30, 2000 and 1999 should be read in conjunction with the Company's annual report on Form 10-K for the calendar year ended December 31, 1999. The results of operations for the three months and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.


            2.    EARNINGS (LOSS) PER SHARE

            Basic earnings (loss) per common share (Basic EPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under Basic EPS) and potentially dilutive common shares. Potential common shares included in the dilutive earning per share calculation include stock options and warrants granted. Potential common shares are not included in the diluted loss per share calculation because to do so would be antidilutive.

            3.    LINE OF CREDIT

            The Company maintains a revolving line of credit with a domestic bank for the lesser of $4.6 million, or the available borrowing base. The interest rate is computed at the bank's prime rate plus 5 percent per annum and requires monthly payments of interest. The Company had approximately $3.5 million in borrowings against the line at September 30, 2000 ($5.3 million at December 31, 1999). The line of credit expired December 31, 1999 and was first extended to August 31, 2000 and subsequently to December 31, 2000, which included a waiver of the Company's non-compliance with the covenants as of December 31, 1999. The Company was in compliance with the extended line of credit agreement as of September 30, 2000. The line of credit is collateralized by certain domestic receivables, fixed assets and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. The Company is currently reviewing several financing alternatives.



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

            5.    SEGMENT INFORMATION

            The Company has two reportable segments for the three and nine months ended September 30, 2000, namely 1) cleanrooms and related products and
2) other manufactured goods. The Company evaluates performance of each segment based on earnings or loss from operations. The Company's reportable segments are similar in manufacturing processes and are tracked similarly in the accounting system. The manufacturing process for each segment uses the same manufacturing facilities and overhead is allocated similarly to each segment. It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities, and manufacturing overhead.











                             Daw Technologies, Inc.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


        5.  SEGMENT INFORMATION (CONTINUED)

        Segment information for the cleanrooms and related products and other manufactured goods are as follows:


                                                 FOR THE THREE MONTHS                           FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,                           ENDED SEPTEMBER 30,
                                             -----------------------------------        ---------------------------------------
                                                 2000                 1999                    2000                 1999
                                             -----------------------------------        ---------------------------------------
 Revenues
    Cleanrooms and related products             $10,160              $ 9,010              $ 30,922               $ 25,770
    Other manufactured goods                      2,574                3,423                11,498                  9,123
                                                 -------              -------             ---------                -------

                 Totals                         $12,734             $ 12,433              $ 42,420               $ 34,893
                                                 =======             ========              ========               ========

 Earnings (loss) from operations
    Cleanrooms and related products             $   702             $   (644)             $  2,041               $  (3,771)
    Other manufactured goods                        133                 (374)                 (107)                    343
                                                 -------              -------             ---------                -------

                 Totals                         $   835             $ (1,018)             $  1,934               $  (3,428)
                                                  ======             ========                ======                =======



                                                   -----------------------------------------
                                                          SEPTEMBER 30,        DECEMBER 31,
                                                              2000                 1999
                                                   -----------------------------------------

Total assets
   Cleanrooms and related products                           $ 21,512             $15,640
   Other manufactured goods                                     1,672               2,284
   Manufacturing and corporate                                  7,650               8,151
                                                             -------              -------
                 Totals                                      $ 30,834             $26,075
                                                             ========             =======







                             Daw Technologies, Inc.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


            6.     CAPITAL TRANSACTIONS

            On April 28, 2000, the Company completed a $4.8 million private equity placement through the issuance of 480 shares of the Company's 3% Series A Convertible Preferred Stock, which are convertible into shares of the Company's common stock. The Preferred Shares do not have voting rights. The Series A Preferred is currently convertible into shares of Common Stock at a rate equal to a fraction, the numerator of which is equal to $10,000 plus all accrued dividends, and the denominator of which is equal to the lesser of (i) $1.32 and
(ii) 80% of the average of the five lowest consecutive per share market values during the twenty-five trading days proceeding the conversion date. The net cash received by the Company was $4,575,000. Eight shares of said preferred stock was converted to 112,323 shares of common stock on September 7, 2000 leaving 472 preferred shares outstanding as of September 30, 2000.

            During the nine months ended September 30, 2000, the Company issued 301,550 shares of common stock in connection with the exercise of options related to its 1993 Stock Option Plan.


            7.    EARNINGS (LOSS) PER COMMON SHARE

            The following data show the shares used in computing earnings (loss) per common share including dilutive potential common stock:

                                                               Three months ended                     Nine months ended
                                                                  September 30,                          September 30,
                                                            2000               1999                 2000                 1999
                                                      ----------------  ---------------------  -----------------    --------------

Net earnings (loss)                                  $        658         $     (1,129)         $     1,159          $    (2,887)

Dividends on preferred stock                                  (61)               -                      (61)                 -
                                                     -----------------    -----------------    -----------------    --------------

Net earnings (loss) applicable to
common stock                                         $       597          $     (1,129)         $     1,098          $    (2,887)
                                                     =================    =================    =================    ==============

Common shares outstanding
entire period                                          13,468,609           12,513,114           12,513,114           12,498,431

Net weighted average common shares
issued during period                                       28,080               -                   584,784
                                                    -----------------    -----------------    -----------------     --------------

Weighted average number of common
shares used in basic EPS                               13,496,689           12,513,114           13,097,898           12,498,431

Dilutive effect of stock options                            5,225                -                   36,010               -

Dilutive effect of warrants                                16,095                -                    4,024               -

Dilutive effect of preferred stock                      5,401,130                -                5,401,130               -
                                                     -----------------    -----------------    -----------------    --------------

Weighted average number of common
shares and dilutive potential common
shares used in diluted EPS                             18,919,139           12,513,114           18,539,062           12,498,431
                                                   =================    =================    =================    ================

     For the loss periods ended September 30, 1999, all of the options and warrants that were outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

                             Daw Technologies, Inc.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)

            8.     INVENTORIES

            Inventories consist of the following:

                                                                             September 30,               December 31,
                                                                        ---------------------      -----------------------
                                                                                 2000                        1999
                                                                        ---------------------      -----------------------
            Raw materials                                            $              1,570       $                523
            Work in process                                                           531                      2,389
                                                                        ---------------------      -----------------------
                                                                                    2,101                      2,912
            Less allowance for obsolescence                                           300                        300
                                                                        ---------------------      -----------------------

                           Total                                     $              1,801       $              2,612
                                                                        =====================      =======================


            9.     SALE OF SLEEPER CAB MANUFACTURING BUSINESS

            On July 10, 2000, the Company sold the assets associated with its sleeper cab manufacturing business to Western Star Trucks US Inc. for approximately $750,000. In addition, the Company retained certain accounts receivable associated with its sleeper cab manufacturing and will continue to receive payments on such receivables in the ordinary course of business. Western Star Trucks US Inc. has entered into an agreement with Daw Technologies for a limited specified time period, not to extend beyond year-end 2000, to provide labor and management services to continue to operate the sleeper cab operations in Salt Lake City. Western Star Trucks US Inc. has also entered into a short-term lease for the factory space currently occupied by the sleeper cab operation.

            The Company's contract manufacturing group, (Advanced
Manufacturing), will also be providing manufacturing and powder coat paint services to supply the operation with raw materials for the assembly operation for the duration of the agreement all at a set markup.

            In connection with the sleeper cab manufacturing business, the Company had recognized costs and begun setup for sleeper cab operations in South Carolina. Due to the sale of the sleeper cab manufacturing business, the Company discontinued operations in this location creating a loss for the quarter of approximately $450,000 that was offset by the gain from the sale of this business as reflected in other income on the Statement of Operations.

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

          The Company's operating results were impacted by the reduced capital spending of the semiconductor industry during the past three years. While the industry has shown signs of recovery from time to time over the past three years, the Company has been consistently disappointed by continued declines. Management believes the most recent downturn is over and the industry is on the road to recovery. The length and duration of the recovery is still subject to significant uncertainty.

REVENUE BACKLOG

Beginning in the fourth quarter of 1999, the Company experienced growth in new contract awards, resulting in an increase in the Company's backlog from $12.8 million at December 31, 1998 to $19.7 million at December 31, 1999. Additionally, during the first nine months of 2000, the Company has experienced an increase in contract bidding at higher gross margins than at any time during the three-year industry downturn. While cleanroom contract bidding continues at a higher rate than any time in the previous three years, the actual award of contracts does not occur evenly from quarter to quarter. During the nine months ended September 30, 2000, actual cleanroom contract awards were approximately $40.5 million. The Company's cleanroom contract backlog as of November 14, 2000 was $25.8 million compared to $11.4 million at September 30, 1999. Management expects to enter the year 2001 with the highest cleanroom contract backlog since the beginning of the semiconductor downturn three years ago.

COST REDUCTIONS

          Although there is uncertainty regarding the length of the recovery in the semiconductor industry, management believes that changes taking place in the industry should result in expanded semiconductor industry capital expenditures. Delays in the ramp-up of 300mm technology have delayed the expected construction of a whole series of 300mm fabs worldwide. However, beginning in the fourth quarter of 1999 and continuing in the first nine months of 2000, construction of some of these delayed fabs was initiated. In response to the most recent down cycle, management has taken steps to reduce the Company's cost structure, including an approximate 26% cut in wages in 1999 as compared to 1998 and an additional 22% in the first nine months of 2000 as compared to 1999. In 1998, the Company reduced its work force by more than 50%. During 2000, management is continuing to closely monitor the Company's cost structure, and is taking appropriate actions as considered necessary, but is continuing to develop state-of-the-art cleanroom technology, providing world-class support to the Company's customers, and continuing its diversification strategy.

DIVERSIFICATION

          In the development of ultra-clean environments, the Company has been able to develop several related technologies and has become very efficient in light-weight construction, air handling, filtering, powder painting, and environmental controls. These related technologies have enabled the Company to diversify in new areas outside of ultra-clean environments, which so closely depends upon the semiconductor industry. The development of the light-weight sleeper cab business unit that was sold for a gain is an example of the technology opportunities available to the Company. Air doors and light-weight trailers are also areas the Company is developing. In addition to diversification in cleanroom-related technologies, the Company has developed a lower class of cleanroom used in the biochemical, pharmaceutical, and medical hospital applications. The Company's European operation is currently under contract for the construction of several Class 3 cleanroom facilities. Management is not only committed to growth within the semiconductor cleanroom industry but also is pursuing several other related ventures.

DAW TECHNOLOGY MANUFACTURED PRODUCTS

Daw Technologies continues to provide some of the most accepted floor, wall, and ceiling products in the cleanroom industry. The Company continues to accept orders for its high quality products on a regular basis. However, due to price competitiveness in the international markets, it has become necessary to offer customers alternative product solutions in the bid process. The Company has been able to identify alternative third-party products that meet the specifications of the semiconductor industry and compare in the level of quality that the Daw products provide.

COMPANY PRACTICES AND PROCEDURES

          The Company uses the percentage-of-completion method of accounting for its long-term cleanroom contracts. The Company recognizes revenue in proportion to the costs incurred to date in relation to the total anticipated costs. Revenue recognized may not be the same as progress billings to the customer. Under-billings are reflected in an asset account (costs and estimated earnings in excess of billings on contracts in progress), and over-billings are reflected in a liability account (billings in excess of costs and estimated earnings on contracts in progress). Non-cleanroom revenue is generally recognized when the products are shipped to the customer.

          The Company generates revenue primarily in two geographic regions; North America and Europe. Although the risk of fluctuations in currency value does not affect the Company's dollar-denominated contracts, changes in the relative value of the dollar could make the Company less competitive in various markets. Contracts to be performed in Europe may be denominated in local currency, and the Company bears the risk of changes in the relative value of the dollar and the local currencies. Devaluation of world currencies against the U.S. dollar has created extreme price competitiveness from Korean, Japanese, and German manufacturers and integrators of systems. The Company has in the past and may in the future attempt to hedge against currency fluctuations on contracts denominated in local currencies. There can be no assurance, however, that such hedging will fully insulate the Company from fluctuations or will not expose the Company to additional risks of loss.

          The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

RESULTS OF OPERATIONS (Data in the tables are in thousands)

                                                Three months ended                        Nine months ended
                                                  September 30,                             September 30,

                                             2000                 1999                  2000                 1999
                                       ----------------    ------------------    -----------------    -----------------
Revenues.............................$          12,734   $        12,433        $        42,420    $         34,893




Gross profit..........................           2,154               774                  6,486               2,398

Operating expenses....................           1,319             1,792                  4,552               5,826

Net earnings (loss)...................$            658   $        (1,129)       $         1,159    $         (2,887)


                                       -----------------------------------------
                                                SEPTEMBER 30, DECEMBER 31,
                                                   2000          1999
                                       ----------------------  -----------------
BALANCE SHEET DATA:
Cash and cash equivalents.............          $3,298            $296
Working capital.......................          10,449           2,886
Total assets..........................          30,834          26,075
Total liabilities.....................          14,134          15,567
Total shareholders' equity............          16,700          10,508


          Revenue for the three months ended September 30, 2000 increased by 2.4% to $12.7 million compared to $12.4 million for the three months ended September 30, 1999. Revenue for the nine months ended September 30, 2000 increased by 21.6% to $42.4 million compared to $34.9 million for the nine months ended September 30, 1999. The increase in revenues is attributed to the increase in capital spending by the semiconductor industry following the extended industry downturn during the last three years. The semiconductor industry capital spending increase resulted in more cleanroom-related contract awards during the fourth quarter of 1999 and the first three quarters of 2000. As a result, the increase has resulted in more recognition of revenue during the first three quarters of 2000 compared with the first three quarters of 1999.

          As noted above, the Company's revenues fluctuate substantially from quarter to quarter depending on such factors as the timing of significant customer orders, the timing of revenue and cost recognition, and fluctuations in capital spending by the semiconductor industry. However, the sale of the sleeper cab business unit on July 10, 2000 did contribute to a decrease in revenue of approximately $1.8 million for the three months ended September 30, 2000 as compared to the average revenue recognized for the sleeper cab business unit during the first two quarters of 2000.

Gross profit for the three months ended September 30, 2000 increased by 178.3% to $2.2 million from $774,000 for the three months ended September 30, 1999 and increased as a percentage of revenue to 16.9% for the three months ended September 30, 2000 from 6.2% for the three months ended September 30, 1999. Gross profit for the nine months ended September 30, 2000 increased by 170.5% to $6.5 million from $2.4 million for the nine months ended September 30, 1999 and increased as a percentage of revenue to 15.3% for the nine months ended September 30, 2000 from 6.9% for the nine months ended September 30, 1999. The increase in gross profit is the result of a combination of higher margins realized on certain contracts in process through various gains in efficiencies as part of the bidding process.

          Selling, general and administrative expenses for the three months ended September 30, 2000 decreased by 26.6% to $1.2 million compared to $1.7 million for the three months ended September 30, 1999, and decreased as a percentage of revenue to 9.7% for the three months ended September 30, 2000 from 13.6% for the three months ended September 30, 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses decreased by 20.6% to $4.3 million compared to $5.4 million for the nine months ended September 30, 1999, and decreased as a percentage of contract revenue to 10.0% for the nine months ended September 30, 2000, from 15.4% for the nine months ended September 30, 1999. The decrease in selling, general and administrative expenses was the result of the Company's continued efforts to manage and reduce its operating cost structure. The reduction was primarily the result of reduced payroll and related expenses.

          Research and development expense for the three months ended September 30, 2000 decreased to zero compared to $5,000 for the three months ended September 30, 1999. Research and development expense for the nine months ended September 30, 2000 decreased to zero compared to $123,000 for the nine months ended September 30, 1999. The Company continues to improve current Daw products and may fund future research and development projects to develop new products in its diversification program.

          Depreciation and amortization expense for the three months ended September 30, 2000 decreased 18.6% to $83,000 compared to $102,000 for the three months ended September 30, 1999. Depreciation and amortization expense for the nine months ended September 30, 2000 decreased 12.9% to $291,000 compared to $334,000 for the nine months ended September 30, 1999. The decreases are due to numerous assets becoming fully depreciated and expiration of certain capital leases.

          Interest expense for the three months ended September 30, 2000 increased 42.5% to $151,000 compared to $106,000 for the three months ended September 30, 1999. Interest expense for the nine months ended September 30, 2000 increased 44.0% to $566,000 compared to $393,000 for the nine months ended September 30, 1999. The increase in interest expense is the result of an increase in borrowings during the quarter and nine months, higher interest rates against the Company's line of credit and additional fees associated with the extension of the line of credit.



LIQUIDITY AND CAPITAL RESOURCES

          Working capital at September 30, 2000 was $10.4 million compared to $2.9 million at December 31, 1999. This includes cash and cash equivalents of $3.3 million at September 30, 2000 and $296,000 at December 31, 1999. The Company's operations provided $180,000 of net cash during the nine months ended September 30, 2000, compared to using $359,000 of net cash in operations during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Company experienced an increase in receivables, costs and estimated earnings in excess of billings on contracts in progress, billings in excess of costs and estimated earnings on contracts in progress and accounts payable and accrued liabilities. In addition, the Company experienced a decrease in its line of credit and inventories during the nine months ended September 30, 2000.

          The Company maintains a revolving line of credit with a domestic bank for the lesser of $4.6 million, or the available borrowing base. The interest rate is computed at the bank's prime rate plus 5 percent per annum and requires monthly payments of accrued interest only. The Company had approximately $3.5 million in borrowings against the line at September 30, 2000 ($5.3 million at December 31, 1999). The line of credit expired December 31, 1999 and was first extended to August 31, 2000 and subsequently to December 31, 2000, which included a waiver of the Company's non-compliance with the covenants as of December 31, 1999. The Company was in compliance with the extended line of credit agreement as of September 30, 2000. The line of credit is collateralized by certain domestic receivables, fixed assets and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. The Company is currently reviewing several financing alternatives.

          Management believes that existing cash balances, borrowings available under the existing line of credit or future credit facilities, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through the next twelve months. However, in the event the Company experiences adverse operating performance, above-anticipated capital expenditure requirements, or is unable to renew or replace its existing line of credit, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms if at all.

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

          The Company is exposed to interest rate changes primarily in relation to its revolving credit line debt with a bank. The fair value of the Company's total revolving credit line debt at September 30, 2000 was $3.5 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at September 30, 2000. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

          The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, as the preponderance of its foreign sales occur over short periods of time or are denominated in U.S. dollars.

PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          On April 28, 2000, the Company entered into a Convertible Preferred Stock Purchase Agreement, pursuant to which certain accredited investors purchased 480 shares of its 3% Series A Convertible Preferred Stock ("Preferred Shares") for an aggregate purchase price of $4,800,000 (or $10,000 per share).

          The Preferred Shares have a stated value equal to the sum of $10,000 per share plus all accrued dividends not previously paid in cash. Dividends accrue on the stated value at the rate per share of 3% per annum, payable at the Company's discretion (subject to certain exceptions) in cash or through increase in the stated value of each Preferred Share. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Preferred Shares are entitled to receive the stated value of the Preferred Shares before any distribution or payment to any securities junior to the Preferred Shares. The Preferred Shares do not have voting rights, except as required by law and with respect to a proposal to (a) alter or change adversely the rights of the Preferred Shares, (b) authorize or create a class of stock ranking as to dividends and distribution of assets upon liquidation equal or senior to the Preferred Shares, (c) increase the authorized number of Preferred Shares, or (d) enter into any agreement to do any of the foregoing.

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

          The Company is required to redeem each Preferred Share at a specified premium rate in cash upon the occurrence of one of numerous events identified in its Articles of Incorporation, including, without limitation, a change of control of the Company or its failure to cure a breach of any agreements entered into in connection with the Preferred Stock Purchase Agreement. In addition, the Preferred Stock Purchase Agreement grants to the purchasers of the Preferred Shares a right of first refusal with respect to certain subsequent stock issuances during a period extending 540 days following May 1, 2000 and prohibits its registering any additional shares of Common Stock under the Securities Act of 1933 for a period extending 180 days following the effectiveness of the Registration Statement.

          In connection with the Company's sale of the Preferred Shares, it issued 360,000 warrants to purchase its Common Stock to the purchasers of the Preferred Shares. Such warrants have an exercise price of $1.32 per share (and a cashless exercise option) and are exercisable at any time on or before April 28, 2003; provided, however, each holder of a warrant may not exercise his or its warrants if, after such exercise, such holder, together with any of its affiliates, wouldbeneficially own over 4.999% of the outstanding shares of Common Stock. This restriction may be waived by each holder on not less than 61 days' notice to the Company.

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

          The offer and sale of the above-described Preferred Shares and warrants was effected in reliance upon certain exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and regulation D promulgated thereunder, based upon the following: (a) the investors represented and warranted to the Company that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investors represented and warranted that they were acquiring the securities for their own account and not with an intent to distribute such securities; (c) the investors were provided with any and all other information requested by the investors with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                        (a)         Exhibits

                           Regulation S-K
                           Exhibit No.                  Description
                           -------------------          -----------


                           27                           Financial Data Schedule



                        (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.
                                            DAW TECHNOLOGIES, INC.
                                             ---------------------
                                                (Registrant)


By:      /s/  RONALD W. DAW                       By:     /s/  B.J. MENDENHALL
    ---------------------------------------          --------------------------
It's  President, Chief Executive Officer    It's: Chief Financial Officer
                                              (Principal financial and
                                               accounting officer)