Form 10-K405
period 2000-12-31
DAW TECHNOLOGIES INC /UT
filed 2001-04-17
CIK 882159

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                             DAW TECHNOLOGIES, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          UTAH                         0-21818                 87-0464280
----------------------------    ---------------------    -----------------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on April 11, 2001, was approximately $11,260,914. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of April 11, 2001, the Registrant had 15,047,176 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on or before April 30, 2001 are incorporated by reference into Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

PART I    ..................................................................  1

Item 1.   BUSINESS..........................................................  1

Item 2.   PROPERTIES........................................................  7

Item 3.   LEGAL PROCEEDINGS.................................................  7

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  8

PART II   ..................................................................  8

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS.............................................  8

Item 6.   SELECTED FINANCIAL DATA...........................................  9

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................... 10

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........ 16

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 16

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE........................................ 16

PART III  .................................................................. 16

Item 10, 11, 12 and 13...................................................... 16

PART IV   .................................................................. 17

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K... 17

SIGNATURES.................................................................. 19

FINANCIAL STATEMENTS........................................................F-1


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

                                     PART I

ITEM 1.   BUSINESS.

INTRODUCTION

          Daw Technologies, Inc. (the "Company") is a leading global supplier of ultra-clean manufacturing environments, or cleanrooms, primarily to semiconductor manufacturers, but also to customers in the disk drive, flat panel display, pharmaceutical, biotechnology and food processing industries. The Company offers an integrated approach to cleanroom installation, meaning that the Company provides all services and products necessary to deliver finished cleanroom facilities to its customers. Specifically, the Company provides architectural engineering and design, manufacturing, installation, construction, project management, testing, certification, tool fit-up, and continuing on-site service and support for cleanrooms. The Company also designs, engineers, manufactures, and services certain principal component systems for advanced cleanrooms. The Company believes its integrated approach to cleanroom design and installation benefits its customers by accelerating the process while providing for simplified project control, single-source performance certification and cost effectiveness. The Company also designs, engineers and manufactures environmentally controlled mini-environments, primarily for use in the semiconductor, pharmaceutical, biotechnology and microelectronics industries.

          Ultra-clean and controlled environments are critical to a rapidly growing segment of advanced production and manufacturing processes, particularly with respect to semiconductors, various microelectronics products, pharmaceuticals, and biotechnology products. Quality and process yields are highly dependent upon controlling contamination levels and other environmental variables. These variables include particulate and molecular contamination, humidity, gases, vibration, temperature and electro-magnetic fields. To be competitive, advanced manufacturers must meet increasingly stringent standards for cleanliness and environmental control in their fabrication facilities ("fabs"), laboratories and production facilities.

          The Company markets its cleanrooms and mini-environments through a direct sales force to customers building new fabs or renovating existing facilities, and to suppliers of process and testing tools. The Company has sales offices in Salt Lake City, Austin, and Atlanta in the U.S., and in Scotland and France. The Company's customers include many of the world's leading semiconductor, microelectronics and pharmaceutical manufacturers and capital equipment suppliers. The Company's business is global, with most of its revenue generated in North America and Europe. In prior years the Company also derived material revenue from operations in Asia. However, for a variety of business reasons, at the end of 1999 the Company ceased operations in Asia and sold its Asian assets to a former employee. During the year 2000 the Company has developed a strategy to re-enter the Asian market through the formation of a joint venture with one or more Asian companies, and during the first quarter of 2001, the Company entered into a letter of intent to form such a joint venture. The Company is also in the process of outsourcing some of its component manufacturing to Asian manufacturers and fabricators.

          In addition to its cleanroom and mini-environment business, the Company also provides high precision contract manufacturing services on an OEM basis for various customers. This includes a broad range of services for a diverse mix of customers. The Company's contract manufacturing services include design and prototyping, fabrication, metal forming, assembly and specialized painting.

INDUSTRY BACKGROUND

          The rapid pace of advances in semiconductor technology has led to shorter product and facility life cycles. To bring new semiconductor products to market more rapidly, manufacturers seek to compress design and construction lead times for new fabs. As feature sizes shrink and as wafer size, chip densities and the number of process steps increase, environmental variables must be stringently controlled. Slight deviations in key environmental parameters, most of which are controlled within the cleanroom, can negatively affect product yields. Achieving higher yields is the motivating force behind many of the progressively more rigorous cleanroom standards for microelectronics fabs. The Company's pharmaceutical and biotechnology customers are also driven to more rigorous standards by ever increasing regulatory requirements.

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

          Historically, the semiconductor industry has been very cyclical in nature and has seen sudden and dramatic changes in demand for its products. Capital spending by semiconductor manufacturers closely follows the trend in the demand for semiconductors. As semiconductor sales rise or fall, so too does capital spending. To lessen the effects of rapid and sudden cycle changes brought on by changes in the demand for semiconductors, the Company has been diversifying beyond its historic core business of designing and installing cleanrooms to semiconductor manufacturers. The Company's diversification efforts have included (a) diversifying into other markets such as disk drive and flat panel display manufacturing, pharmaceutical research, development and production, microelectronics and biotechnology; (b) diversifying its product mix to include mini-environments and products that may complement the Company's cleanroom technology but that are unrelated to cleanrooms, such as air doors; and (c) diversifying geographically to take advantage of geographic differences in the cyclical nature of the various industries in which the Company is involved. Nevertheless, the semiconductor industry continues to represent the majority of the Company's business, and is expected to continue to be the Company's core business.

INTEGRATED SOLUTION

          The Company offers a fully integrated, or turnkey, approach to cleanroom design and installation. This solution incorporates innovation, proprietary technology, design, engineering, product development, installation, testing, and on-going customer support and services. In contrast to the traditional approach, the Company believes that its integrated cleanroom approach provides customers with greater flexibility and project control by reducing the number of vendors, subcontractors and suppliers and simplifying coordination of the project. The advantages of the Company's integrated solution include:

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

COST EFFECTIVENESS. Having a single vendor responsible for the design and installation of the entire cleanroom allows for significant on-site overhead savings over the traditional multi-vendor approach. A portion of these savings result from reduced administrative costs. By designing and installing the cleanroom system, the Company is able to reduce the redundancy that typically occurs with large, complex, multiple supplier projects. In addition, and perhaps most importantly, the Company's customers benefit from increased revenues resulting from bringing a new fab into operation in a shorter time period.

COMPANY STRATEGY

          The Company's stated mission is to provide customer-focused solutions to its customers. The Company's strategy for providing customer-focused solutions includes the following elements:

          FOCUS ON CUSTOMERS WHO VALUE INTEGRATED, OR TURNKEY, SOLUTIONS. Management believes that the Company's ability to provide a fully integrated turnkey solution to a customer's cleanroom requirements is of great value to customers. The integrated solution approach provides the customer with a great deal of flexibility while simplifying for the customer the process of designing and installing a cleanroom facility. Although the Company provides a full range of separate products and services, the Company intends to continue to focus much of its sales and marketing efforts on those customers who would benefit from a fully integrated or turnkey solution.

          BUILD LONG-TERM CUSTOMER RELATIONSHIPS. Most of the Company's cleanroom revenue is derived from sales to customers who recognize the quality of products and services provided by the Company, and who recognize the value of an integrated turnkey solutions approach to cleanroom design and installation. The Company's marketing strategy is focused on building long-term relationships with these customers, their architectural and engineering firms, general contractors and other parties involved in the cleanroom project. The Company is also always aggressively moving to expand its base of existing customers. Building on such existing relationships also often results in the Company being asked to provide more products and services to a cleanroom project than it otherwise would be asked to provide, thus increasing the Company's revenue per fab.

          LOCAL SERVICE NETWORK. The Company has established, and will continue to establish, a physical presence in those parts of the world where such a presence would allow the Company to provide timely and efficient local customer service and support. The Company believes that maintaining such a local service network enables it to strengthen customer relationships, expand sales leads and receive more direct customer feedback.

          EXPAND INTERNATIONAL BUSINESS. Although the majority of the Company's revenues have been generated from projects in the regions of North America and Europe, the Company believes there are significant opportunities for expansion in other parts of the world, most notably in Asia and the Asian Pacific Rim. The Company has formulated a strategy for the Asian market, and the Company took its first steps toward fulfilling that strategy in the first quarter of 2001 when it entered into a letter of intent to form a joint venture company in China.

          MAINTAIN TECHNOLOGICAL LEADERSHIP. The Company believes innovation and technological capability is a significant factor in the sale of cleanroom solutions. The Company seeks to develop technologically advanced solutions to its customers' evolving needs. Many major new cleanrooms designed by the Company are customized in some way to meet the manufacturer's needs. This customer-driven innovation allows the Company to regularly improve its systems to respond to evolving industry requirements. In addition, the Company seeks to expand its business through strategic relationships, joint ventures and acquisitions and to extend its business to related industry segments if appropriate.

          DIVERSIFICATION OF REVENUE BASE. To reduce the Company's dependence on the highly cyclical semiconductor industry, the Company is aggressively diversifying its operations and pursuing multiple revenue sources from new products and industries. The Company is also diversifying its efforts into industries other than semiconductors, such as pharmaceuticals, disk drive and flat panel display manufacturing, food processing, etc. The Company also seeks to obtain more of its revenues from non-cleanroom sources by applying its product and engineering expertise in custom metal fabrication, airflow systems, and other OEM contract manufacturing opportunities. The Company anticipates that contract manufacturing will become a significant division of the Company within a few years. Additionally, the development of new products holds potential for significant revenue and profitability growth. Finally, the Company is diversifying its operations geographically. Specifically, during the last few years the Company has aggressively expanded its European operations, and the Company is implementing a strategy to re-enter the Asian market by forming a joint venture company with one or more Asian companies.

CLEANROOM SYSTEMS AND SERVICES

          The design and installation of cleanroom systems is highly technical. Some of the important measures that must be considered in cleanroom design are: The "room class" which defines the allowed number of particles per cubic foot of air, the number of "air changes" which is the number of times per minute the air in the room is completely replaced and the room "recovery rate" which is the amount of time it takes for the room to become clean following contamination. It is also essential that airflow through the cleanroom is unidirectional, where air flows through all areas in essentially straight vertical paths, avoiding vortices and eddies that could trap particles. For example, a Class 1 cleanroom is a cleanroom that permits on average only one particle larger than a specified size, typically 0.12 micron in size, for every cubic foot of air space. The cleanroom must also be designed to accommodate process-manufacturing equipment including piping and wiring, and permit the movement of materials and personnel without compromising cleanliness. Cleanrooms are designed to also control humidity, gasses, noise, vibrations, temperature, electro-magnetic fields, and other environmental variables.

          Each component of the cleanroom plays an important role. The cleanroom consists of special high-performance air handling systems, ceiling modules and highly efficient filters, wall partitions, raised-access flooring and state-of-the-art control systems. These systems provide a continuous flow of ultrafiltered air from the ceiling to the floor to flush out particles and other contaminants. Air pressure is also regulated to keep contaminated air out of a cleanroom or to prevent cross contamination.

          A typical semiconductor production line may include 60,000-150,000 square feet of cleanroom. Cleanrooms are rated according to their "Class," the maximum number of particles greater than 0.12 microns found in any cubic foot of cleanroom space. Most of the Company's contracts involve Class 10,000 or better cleanrooms.

          COMPONENT SYSTEMS

          The Company designs and manufactures, or has manufactured for it, all principal component systems that comprise an integrated cleanroom, including air handlers, fan-filter units, filtered ceiling systems, wall systems, and floor systems. These components may be sold either as part of a fully integrated cleanroom or as individual components for integration by non-affiliated installers. Components are manufactured using non-shedding materials to mitigate microscopic particles in the air stream that may have deleterious effects on the cleanroom.

          CLEANROOM SERVICES

          As part of its integrated cleanroom solution, the Company provides its customers with the services necessary to integrate the design, installation and ongoing servicing of cleanrooms including:

          DESIGN AND ENGINEERING. The Company seeks to become involved in cleanroom design at an early stage of the fab design process. The Company has a design team of in-house architects, engineers and designers to provide cleanroom systems which meet customers' specific requirements. The principal component systems of the Company's cleanroom are designed for rapid modification and quick expansion, providing flexibility in cleanroom configuration to meet the changing needs of its customers. Being involved in the design of a new fabrication facility generally allows the Company to provide prompt information to its manufacturing teams regarding systems needs, which further allows the Company to better plan its systems production schedule and accelerate the delivery of finished product to its customers.

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

          CONTINUING SERVICE AND SUPPORT. The Company offers its installation customers ongoing service and support at the project site, as well as after-market component sales. Since these services are ongoing, they are not subject to the same cycles to which cleanroom installations are subject. For these reasons, the Company is more aggressively pursuing continuing service and support contracts. Ongoing service personnel working at the project site perform equipment bulkheading, facilitate movement of process equipment and perform facilities maintenance. The Company's support teams have a portable shop on-site, which generally allows them to remove, modify, adapt and re-install wall panels, flooring and other components without shutting down the facility. Since the Company's support team generally consists of the personnel who originally installed the cleanroom, they are generally familiar with the design and layout of the cleanroom and therefore are able to expedite layout changes and minimize downtime. The Company's ongoing support program is a key component in the Company's strategy. Several customers have requested that they have Company personnel on-site performing these services for periods longer than one year following installation. On-site personnel provide the Company with detailed feedback on customers' ongoing design needs.

          For customers who do not elect to have the Company provide on-site service, the Company provides service and spare parts on demand. Upon completion of a project, the Company's customer support representative develops customer profiles and replacement parts catalogues that are given to the customer.

CUSTOMERS

          The Company's principal cleanroom customers are world class semiconductor manufacturers. The Company has sold its component systems to, and has constructed cleanrooms for, many of the world's leading semiconductor manufacturers. A major component of the Company's strategy is to continue to develop long-term strategic relationships with such companies in order to maximize revenue per fab, while at the same time developing relationships with manufacturers in other related fields.

          Because of the nature of the Company's business and the size of contracts it enters into with its customers, the Company typically has had one to three customers in each year that account for more than 10% each of revenues. Customers that account for a significant amount of revenues in one year, however, do not necessarily remain significant in subsequent years. In its strategy to diversify into businesses utilizing its core competencies and technologies, a variety of business opportunities may arise for the Company. Because of various factors related to market dynamics, the product and customer mix involved in the Company's diversification strategy may be modified from time to time.

SALES AND MARKETING

          The Company's marketing efforts during 2000 were limited as a direct result of the cost cutting initiatives implemented primarily in 1999. The marketing efforts undertaken by the Company during 2000 were primarily focused on expanding turnkey and flexible approaches to meet customers' cleanroom needs and on building and maintaining long-term strategic relationships. The Company has stressed its integrated or turnkey approach by making sure customers understand that by offering a full array of cleanroom services, the Company is able to provide customers a single point of contact for design, component procurement, installation and ongoing service.

          The Company sells its products and services utilizing a direct sales force in North America and Europe. The Company has formulated a strategy to re-enter the Asian market by forming a joint venture with one or more Asian companies, and pursuant to that strategy, in the first quarter of 2001, the Company entered into a letter of intent to form a joint venture company to design, sell, manufacture and install cleanroom systems in China and throughout Asia. The joint venture company contemplated in the letter of intent has not yet been formed, and there remain several legal and logistical hurdles to overcome before the venture is formed and the Company begins to derive revenue from the joint venture. Current plans call for the Asian joint venture to be created during the second quarter of 2001, and to begin generating revenue by 2002.

          The Company has sales offices in Scotland, England and France to serve the European market. The Company also has sales offices located in Salt Lake City, Atlanta and Austin that serve the North American market. In addition, the Company has project site offices throughout the United States and Europe. Sales are generally accomplished by building working relationships with microelectronics manufacturers as well as architectural and engineering firms, industry consultants, construction management companies and general contractors specializing in the industry.

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

PRODUCT DEVELOPMENT

          The Company's product development effort focuses on enhancing existing products and developing new products for existing and new markets to meet customer requirements. The Company seeks to develop innovative products and modify existing products to make them less costly to produce and easier to install. This is partially accomplished by analyzing feedback from sales and service personnel on industry needs and developments. The Company believes that its significant experience in designing, installing and servicing cleanrooms and manufacturing cleanroom components is an advantage to the Company in securing new contracts. The Company has also incurred product development expenses related to its effort to diversify its business.

INTELLECTUAL PROPERTY

          The Company currently holds nine United States patents with respect to various aspects of its cleanroom wall systems, floor systems and air handling systems. The patents expire at various times from May 2007 through January 2010. The Company also has one patent application on file with the U.S. Patent and Trademark Office and certain foreign offices. The Company may file patent applications where appropriate to protect its proprietary technologies and to increase the barriers to entry for potential competitors. Although the Company's patents may have value, the Company believes that the success of its business depends more on continued product development and innovation, technical expertise, and know-how of its personnel and other factors. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide competitive advantages to the Company.

          The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

MANUFACTURING

          The Company's Salt Lake City facility manufactures certain of the cleanroom components sold to cleanroom customers. Other cleanroom components designed by the Company, or that bear the Company's name, are manufactured by others under the direction of the Company. The Company continues to actively seek appropriate cost saving opportunities to outsource the manufacture of the Company's cleanroom components, provided that the quality of the final products is not compromised. For example, several state of the art manufacturing facilities in Asia can manufacture high precision products such as the Company's proprietary cleanroom components at a much lower cost than those products can be manufactured in the United States. Outsourcing the manufacture of certain components to such manufacturers results in substantial cost savings to the Company and will help make the Company more competitive in terms of its cleanroom component business. The Company will continue to evaluate opportunities to outsource the manufacture of various of its cleanroom components on a case-by-case basis, and will enter into such outsourcing arrangements when it makes sense financially to do so.

          In addition to the manufacture of some of the cleanroom components, the Company also offers a broad range of high precision contract manufacturing services to a number of non-cleanroom customers. These services include product design and prototyping, fabrication, metal forming, assembly and specialized painting.

COMPETITION

          The Company is one of the few suppliers of turnkey cleanroom solutions providing the full range of design, engineering, component supply, installation, testing, certification, and ongoing customer support. However, the Company does have substantial competition in each of the various individual aspects of its business. For example, the Company competes with a number of companies providing individual cleanroom components or services, many of which may have significantly greater financial and capital resources than the Company. Where appropriate, the Company attempts to work with these companies as a supplier rather than as a direct competitor. The Company also competes with a handful of specialized cleanroom integrators for installation/on-site management services.

          The Company believes the principal competitive factors in the cleanroom industry are lead time, price and quality. The order of importance of these factors varies from customer to customer. The Company believes it competes favorably with respect to such factors, although there can be no assurance that it will continue to do so in the future. If the Company experiences success in marketing its integrated turnkey approach, there can be no assurance that its competitors will not duplicate such approach, through acquisitions, affiliations, internal development or otherwise.

BACKLOG

          The Company's backlog consists of future revenue that the Company expects to realize from work to be performed on uncompleted contracts, including new contractual arrangements on which work has not begun. At December 31, 2000, the Company's backlog was $28.3 million, compared to $19.7 million at December 31, 1999. The Company's contracts, however, typically allow the customer to terminate the project at any time. If a customer terminates a project, the Company would typically be entitled to progress payments earned to the date of termination, plus reimbursement of certain costs associated with the contract. Accordingly, the Company's backlog could be reduced if a customer terminates or suspends a contract.

EMPLOYEES

          The Company employed approximately 210 full-time employees and five part-time employees as of December 31, 2000, compared to 260 full-time employees and 42 part-time employees as of December 31, 1999. The Company's employees at its Salt Lake City, Utah facility are not represented by a labor union. The Company believes that its relationship with its employees is good. Where required by local practice or customer contract, the Company utilizes union members for on-site installation. In those instances, the Company has agreed to be bound by collective bargaining agreements and has agreed to contribute to union sponsored pension plans, including multi-employer pension plans. Under the Employee Retirement Income Security Act of 1974, as amended, the Company may be liable to a multi-employer plan upon its withdrawal from the plan for the Company's share of the unfunded liabilities, if any, of the plan.

ITEM 2.   PROPERTIES.

          The Company leases approximately 209,000 square feet at its headquarters in Salt Lake City, Utah, of which approximately 175,000 square feet are used for manufacturing and 34,000 square feet are used for administrative functions. The Company's principal offices and manufacturing facility are leased through 2005, with renewal options for four five-year terms.

          The Company also leases administrative office space totaling approximately 3,200 square feet in Austin, Texas, approximately 2,000 square feet in Livingston, Scotland, and approximately 2,600 square feet in Atlanta, Georgia with various lease expiration dates ranging from 2001 through 2006. The Company believes that its facilities are adequate for its current needs and it could obtain additional space on commercially reasonable terms, if needed.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

          The Company's Common Stock is listed and traded on the NASDAQ Stock Market (National Market System) under the symbol "DAWK." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock, as reported on the NASDAQ Stock Market for the years ended December 31, 2000 and 1999, respectively.

                                                     HIGH           LOW
                                                    ------         ------
         YEAR ENDED DECEMBER 31, 2000:
              First Quarter ....................    $3.250         $0.625
              Second Quarter ...................     2.000          1.125
              Third Quarter ....................     1.375          0.875
              Fourth Quarter ...................     1.125          0.469

         YEAR ENDED DECEMBER 31, 1999:
              First Quarter ....................    $1.969         $1.000
              Second Quarter ...................     1.500          1.094
              Third Quarter ....................     1.469          0.688
              Fourth Quarter ...................     0.813          0.500

          The Company did not pay or declare dividends on its Common Stock during the years ended December 31, 2000, 1999 and 1998. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future. Under the terms of the Company's revolving line of credit agreement, the Company has agreed not to pay any dividends during the term of this agreement.

          As of April 11, 2001, the Company had 15,047,176 shares of its Common Stock outstanding, held by 131 shareholders of record, which does not include shareholders whose shares are held in securities position listings. As of April 11, 2001, the Company also had 416 shares of its Convertible Series A Preferred Stock outstanding, held by five shareholders of record. The Convertible Series A Preferred Stock is convertible into Common Stock at a conversion rate equal to a fraction, the numerator of which is equal to $10,000 plus all accrued dividends (3% per annum), and the denominator of which is equal to the lesser of (a) $1.32 per share and (b) 80% of the average of the five lowest consecutive per share market values during the 25 trading days preceding the conversion date. As of April 11, 2001, the outstanding shares of Series A Preferred Stock were convertible into approximately 9,506,720 shares of Common Stock.

RECENT DEVELOPMENT

          On April 11, 2001 the Company received a Nasdaq Staff Determination indicating that the Company fails to comply with the $1.00 per share minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5), and that the Company's common stock is, therefore, subject to delisting from the Nasdaq National Market. The Company has appealed the Staff Determination, and has requested an oral hearing before a Nasdaq Listing Qualifications Panel. There can be no assurance that the Panel will grant the Company's request for continued listing. If the Company's common stock is delisted from the Nasdaq National Market, the stock should nevertheless be eligible to be quoted on the OTC Bulletin Board.

ITEM 6.   SELECTED FINANCIAL DATA.

          The following table sets forth selected financial data of the Company. The summary financial data in the table is derived from the financial statements of the Company. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (in thousands, except per share data).

                                                              YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------
                                             2000         1999          1998          1997          1996
                                           -------      -------       -------       -------       --------
STATEMENT OF OPERATIONS DATA:
Revenues...............................    $52,633      $45,206       $53,078       $52,541       $112,826
Cost of goods sold.....................     43,525       43,576        51,223        47,272         97,364
                                           -------      -------       -------       -------       --------
Gross profit...........................      9,108        1,630         1,855         5,269         15,462
                                           -------      -------       -------       -------       --------
Selling, general and administrative....      6,068        7,405         6,513         8,373         10,274
Research and development...............         -           214           293           246            282
Depreciation and amortization..........        392          412           563           431            400
Restructuring charges..................         -         1,839            -             -              -
                                           -------      -------       -------       -------       --------
                                             6,460        9,870         7,369         9,050         10,956
                                           -------      -------       -------       -------       --------
Earnings (loss) from operations........      2,648       (8,240)       (5,514)       (3,781)         4,506
Other income (expense), net............       (208)        (493)         (483)         (344)           352
                                           -------      -------       -------       -------       --------
Earnings (loss) before income taxes....      2,440       (8,733)       (5,997)       (4,125)         4,858
Income taxes (benefit).................     (1,024)      (1,092)       (2,075)       (1,866)         1,548
                                           -------      -------       -------       -------       --------
NET EARNINGS (LOSS) ...................    $ 3,464      $(7,641)      $(3,922)      $(2,259)      $  3,310
                                           =======      =======       =======       =======       ========
Earnings (loss) per share - basic (1)
  Earnings (loss) before imputed
    dividend...........................    $  0.26      $ (0.61)      $ (0.32)      $ (0.18)     $  (0.27)
  Imputed dividend.....................      (0.21)          --            --            --            --
                                           -------      -------       -------       -------      --------
  Earnings (loss) per share attributable
    to common shareholders - basic.....    $  0.05      $ (0.61)      $ (0.32)        (0.18)        (0.27)
                                           =======      =======       =======       =======       ========
Earnings (loss) per share - diluted
  Earnings (loss) before imputed
    dividend...........................    $  0.21      $ (0.61)      $ (0.32)      $ (0.18)     $  (0.27)

  Imputed dividend.....................      (0.16)          --            --            --            --
                                           -------      -------       -------       -------      --------
  Earnings (loss) per share attributable
    to common shareholders - diluted...    $  0.05      $ (0.61)      $ (0.32)        (0.18)        (0.27)
                                           =======      =======       =======       =======      ========
Weighted-average common and dilutive
common equivalent shares outstanding
    Basic..............................     13,140       12,502        12,440        12,416         12,350
    Diluted............................     13,471       12,502        12,440        12,416         12,393


(1) For 2000, earnings applicable to common stock includes a one-time noncash imputed dividend to the preferred shareholders in the amount of $2,666 ($0.21 per common share-basic) which decreased the net earnings available to common shareholders from $3,370 ($0.26 per share-basic) to $704 ($0.05 per share-basic). This one-time, noncash charge only decreased the calculated earnings per share amount and had no impact on financial position, net earnings, or cash flows of the Company (see Note S of Notes to Consolidated Financial Statements).

                                                                     DECEMBER 31,
                                           ---------------------------------------------------------------
                                             2000         1999          1998          1997          1996
                                           -------      -------       -------       -------       --------
BALANCE SHEET DATA:
Cash and cash equivalents..............    $   413      $   296       $ 2,140       $   5,802     $  3,258
Working capital........................     11,344        2,886        10,674          15,248       17,112
Total assets...........................     31,564       26,075        30,841          32,364       49,495
Total liabilities......................     12,553       15,567        12,714          11,664       26,557
Total shareholders' equity.............     19,011       10,508        18,127          20,700       22,938


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

         The Company's principal line of business is the design, manufacture and installation of cleanroom components and integrated cleanroom systems, primarily for the semiconductor industry. The Company also designs, manufactures and installs cleanroom components and integrated cleanroom systems for other industries, such as the pharmaceutical, flat panel display, disk drive, biotechnology and food processing industries. The Company is a global leader in the cleanroom installation business. In addition, the Company designs and manufactures environmentally controlled "mini-environments," which range in size from the size of a desk to the size of a bus. These mini-environments typically house expensive automation and robotic equipment used in the semiconductor manufacturing process or in pharmaceutical research and development. Finally, the Company offers manufacturing and specialized painting services on a contract basis, primarily to local and regional manufacturers and fabricators.

         Because the bulk of its business comes from semiconductor manufacturers, the Company's financial performance has historically been closely tied to the performance of the semiconductor industry. During the past twenty years, the semiconductor industry has shown strong growth. For example, worldwide semiconductor revenues increased from approximately $50 billion in 1990 to approximately $195 billion in 2000. Most experts predict that upward growth to continue. However, the semiconductor industry has also been subject to severe cycles from year to year. Just as the semiconductor industry is cyclical in nature, so too has been the business of the Company.

DIVERSIFICATION STRATEGY

         In an effort to ease the impact of the cyclical nature of the semiconductor industry on the Company's business, the Company has recently undertaken a multi-prong diversification strategy. This strategy includes diversification in terms of industry, product and geography. The Company has begun to pursue business opportunities within its core business of cleanroom design, manufacture and installation in industries other than semiconductors. Most of this new business is in the pharmaceutical, disk drive, flat panel display, biotechnology and food processing industries. The diversification into non-semiconductor industries has been particularly successful with respect to the mini-environment portion of the Company's business.

         In terms of product diversification, the Company continues to pursue manufacturing and non-cleanroom related opportunities, particularly when they are in some way connected to the Company's core cleanroom business. An example of this diversification effort is the Company's recent entry into the air door business. Air doors are used in lieu of conventional swinging and sliding doors to help the store maintain comfort in the front of the store, reduce liability and increase and optimize the traffic flow in and out of the store. The Company's air entrance system was developed by applying its advanced cleanroom air movement and filtration technology resulting in a technically superior air door system.

         The Company has also formulated a geographic diversification strategy with respect to its cleanroom business. For example, management believes, based on the forecasts of numerous industry experts, that Asia and the Asian Pacific Rim represent very strong future growth areas in terms of the construction of new microelectronics fabs. In years prior to 2000, the Company did a material amount of business in Asia. However, for a variety of business reasons, at the end of 1999 the Company ceased operations in Asia and sold its Asian assets to a former employee. During the year 2000 the Company has developed a strategy to re-enter the Asian market through the formation of a joint venture with one or more Asian companies, and during the first quarter of 2001, the Company entered into a letter of intent to form such a joint venture. It is anticipated that the joint venture company will eventually become a full service provider of design, engineering, manufacturing, installation and project management services for cleanrooms. The joint venture company will service all of Asia and the Asian Pacific Rim, and will act as a springboard for the Company to enter new geographic markets and as a low cost supplier of the Company's cleanroom component parts.

          The Company has also expanded its manufacturing activities into non-cleanroom industries. The Company provides high precision contract manufacturing services on an OEM basis for various customers. This includes a broad range of services for a diverse mix of customers. The Company's contract manufacturing services include design and prototyping, fabrication, metal forming, assembly and specialized painting.

SEMICONDUCTOR INDUSTRY

         Worldwide sales of semiconductors in the year 2000 were approximately $195 billion, compared to approximately $150 billion in 1999, $125 billion in 1998 and $140 billion in 1997. The Company's financial results for the year 2000 reflect the recovery of the semiconductor industry from its three year downturn. However, it now appears that the semiconductor industry is entering another downturn in capital spending that most experts expect to last until at least the third quarter of 2001. It is unknown how severe or prolonged this latest downturn will be, or whether it will adversely affect the Company's cleanroom installation business. If such a downturn is severe or prolonged, it would most likely result in fewer contracts available for the Company to bid, significant price competition on contracts being awarded, and reduced profit margins on such contracts.

         Throughout 2000 the Company experienced growth in new contract awards resulting in an increase in the Company's backlog from $19.7 million at December 31, 1999 to $28.3 million at December 31, 2000. The Company's backlog (excluding contract manufacturing) at March 31, 2001 was $18.5 million, compared to $21.1 million on March 31, 2000. The decrease in the backlog at the end of the first quarter of 2001 as compared to the end of the first quarter of 2000, is attributable to a slowdown in capital spending by semiconductor manufacturers and by shorter construction cycles dictated by many of the Company's customers.

         Although there is uncertainty regarding the condition and prospects of a full recovery in the semiconductor industry in the short term, management continues to believe that changes taking place in the industry should, in the long term, result in expanded semiconductor industry capital expenditures. Delays in the ramp-up of 300mm technology have delayed the expected construction of several 300mm fabs worldwide, although during the fourth quarter of 2000 construction of some of these delayed fabs was initiated. In response to the industry downturn that ended in early 2000, management took aggressive steps to reduce the Company's cost structure, including an approximate 26% cut in wages in 2000 as compared to 1999, which was on top of an approximate 50% cut in wages in 1999 as compared to 1998. Management will continue to closely monitor the Company's cost structure and take appropriate actions as considered necessary, provided that such actions do not adversely affect the Company's ability to continue to develop state-of-the-art cleanroom technology, provide world-class support to the Company's customers, and continue its growth and diversification strategy.

THE COMPANY'S RESULTS

         The Company's revenue and operating results fluctuate substantially from quarter to quarter depending on such factors as the timing of customer orders, the timing of the Company's recognition of revenue and costs, variations in contract mix, changes in customer buying patterns, fluctuations in the semiconductor equipment market, utilization of capacity, manufacturing productivity and efficiency, availability of key components and trends in the economies of the geographical regions in which the Company operates.

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

         The Company currently generates most of its revenue in two geographic regions; North America and Europe. Although risk of fluctuations in currency value does not affect dollar-denominated contracts, changes in the relative value of the dollar could make the Company less competitive in various markets. Contracts to be performed in Europe may be denominated in local currency, and the Company bears the risk of changes in the relative value of the dollar and the local currencies. Devaluation of world currencies against the U.S. dollar has created extreme price competitiveness from Korean, Japanese, and German competitors. The Company has in the past and may in the future attempt to hedge against currency fluctuations on contracts denominated in local currencies. There can be no assurance, however, that such hedging will fully insulate the Company from fluctuations or will not expose the Company to additional risks of loss.

         The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

RESULTS OF OPERATIONS

REVENUE FROM OPERATIONS

                                       2000      CHANGE        1999       CHANGE      1998
                                     -------     ------       -------     ------     -------
Cleanrooms and Related Products      $40,571      20.2%       $33,758     (27.1)     $46,298
Other Manufactured Goods              12,062       5.4%        11,448      68.8%       6,780
                                     -------                  -------                -------
Total Revenue                        $52,633      16.4%       $45,206     (14.8)     $53,078
                                     =======     ======       =======     ======     =======

         The Company's total revenue increased 16.4% in 2000 as compared to 1999. This increase in total revenue was partly a result of the recovery of the semiconductor industry during 2000 and partly a result of the Company's diversification strategy.

            The Company's revenue from cleanrooms and related products increased 20.2% in 2000 to $40.6 million from $33.8 million in 1999. The increase is largely attributable to the semiconductor industry's increase of capital expenditures for new fab facilities in 2000. During 1999, cleanroom contract revenue decreased by 27.1% to $33.8 million from $46.3 million in 1998. This decrease is primarily related to a downturn in the semiconductor industry.

         Revenue from non-cleanroom products increased to $12.1 million in 2000 from $11.4 million in 1999. During 1999, revenue from other products increased to $11.4 million as compared to $6.8 million in 1998. The increase was attributable to sales of sleeper cabs and the sale of other products that were not offered by the Company in 1998, including products manufactured by the Company as a contract manufacturer for third parties. In July 2000, the Company sold all of its assets used in the manufacture of sleeper cabs that were not used in the Company's other operations, and the Company discontinued the manufacture of such products.

         NORTH AMERICA - North America cleanroom revenue for the year ended December 31, 2000 increased by 22.3% as compared to the previous year. North America cleanroom revenue in 2000 was $24.4 million, compared to $20 million in 1999. As a percentage of total cleanroom revenue, North America revenue increased to 60.3% in 2000 compared to 59.2% in 1999. The increase in North America cleanroom revenue was primarily related to the semiconductor industry's increase of capital expenditures for new fab facilities in 2000.

         North America cleanroom revenue for the year ended December 31, 1999 decreased by 15.8% to $20.0 million, from $23.7 million for the year ended December 31, 1998. As a percentage of total revenue, North America revenue increased to 59.2% in 1999 compared to 51.2% in 1998. The decrease in North America cleanroom revenue was the result of fewer contracts received in North America due to the decline in capital spending by the semiconductor industry.

         EUROPE - European cleanroom revenue for the year ended December 31, 2000 increased by 51.0% over the prior year. European cleanroom revenue for 2000 was $16.1 million, compared to $10.7 million for the year 1999. As a percentage of total cleanroom revenue, European revenue increased to 39.7% in 2000 compared to 31.6% in 1999. Although the worldwide downturn in the semiconductor industry continued in 2000, it did not appear to have affected the Company's European operations to the same extent as it affected the Company's North American operations.

         European cleanroom revenue for 1999 decreased by 17.6%, to $10.7 million, when compared to the $13.0 million in European cleanroom revenue for 1998. As a percentage of total cleanroom revenue, revenue from the Company's European operations increased to 31.6% in 1999 compared to 28.0% in 1998. As indicated above, the recent downturn in the semiconductor industry does not appear to have affected the Company's operations in Europe as much as it has affected the Company's operations in North America. Additionally, in 1999 the Company was able to win contracts in countries in which it had not contracted business previously.

         ASIA/PACIFIC RIM - The Company derived no revenue from cleanroom products or services in the Asia/Pacific Rim region for the year ended December 31, 2000. This is in contrast to $3.1 million revenue for the year ended December 31, 1999. The decrease in revenue was directly related to the Company's decision to temporarily cease sales activities in the Asia/Pacific Rim region and the sale of its Asia branch in January 2000.

         Cleanroom revenue generated in the Asia/Pacific Rim area for the year ended December 31, 1999 decreased by 67.8% from the year ended December 31, 1998. Revenue from that region in 1999 was $3.1 million, compared to $9.6 million for the year 1998. As a percentage of total cleanroom revenue, Asia/Pacific Rim revenue decreased to 9.2% in 1999 compared to 20.3% in 1998. The decrease in revenue and percentage was directly related to a downturn in the semiconductor industry in the Asia/Pacific Rim, an Asian financial downturn, and the Company's decision to pull out of this region.

GROSS PROFIT

                                       2000      CHANGE        1999       CHANGE      1998
                                     -------     ------       -------     ------     -------
Gross Profit                          $9,108     458.8%        $1,630     (12.1)%     $1,855
Percentage of Revenues                 17.3%                     3.6%                   3.5%

         Gross profit for the year ended December 31, 2000 increased by 458.8% to $9.1 million from $1.6 million for the year ended December 31, 1999. Gross profit increased as a percentage of revenue to 17.3% for 2000 compared to 3.6% for 1999. The Company believes the increase in gross margin is primarily the result of increased margins on a larger number of awarded contracts due to installation efficiencies and the Company's decision to outsource the purchase of various cleanroom components where price efficiencies can be realized.

         Gross profit for 1999 decreased by 12.1%, to $1.6 million, from $1.9 million in 1998, and increased slightly as a percentage of revenue to 3.6% in 1999 from 3.5% in 1998. The decrease in gross profit was the direct result of the substantial reductions in contracts awarded from 1998 to 1999 as the semiconductor industry entered the second year of an industry-wide downturn. As the downturn gained momentum throughout 1999, the Company had fewer contracts to which it could allocate its fixed manufacturing overhead costs the Company had put in place in prior years as a result of anticipated contract awards.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                       2000      CHANGE        1999       CHANGE      1998
                                     -------     ------       -------     ------     -------
Selling, General and                  $6,068     (18.1)%       $7,405      13.7%      $6,513
    Administrative Expenses
Percentage of Revenues                 11.5%                    16.4%                  12.3%

         Selling, general and administrative expenses for 2000 decreased 18.1% to $6.1 million, from $7.4 million, and decreased as a percentage of revenue to 11.5% for the year ended December 31, 2000 compared to 16.4% for the year ended December 31, 1999. The decrease in selling, general and administrative expenses in 2000 compared with 1999 was primarily the result of a reduction in wages and related costs and other fixed costs.

         Selling, general and administrative expenses for 1999 increased 13.7% over 1998, from $6.5 million in 1998 to $7.4 million in 1999. As a percentage of revenue, selling, general and administrative expenses increased from 12.3% in 1998 to 16.4% in 1999.

RESEARCH AND DEVELOPMENT

                                       2000      CHANGE        1999       CHANGE      1998
                                     -------     ------       -------     ------     -------
Research and Development Expense          $0     (100.0)%       $214      (27.0)%      $293
Percentage of Revenues                  0.0%                    0.5%                   0.6%

         As part of its cost cutting strategy in 1999 and 2000, the Company temporarily reduced, but did not eliminate, its spending on research and development. However, the Company stopped keeping track of research and development expenses as a separate department. Instead, for fiscal year 2000, research and development costs were typically included as part of each individual project's budget, and are, where possible, passed along to the Company's customers.

DEPRECIATION AND AMORTIZATION



                                       2000      CHANGE        1999       CHANGE      1998
                                     -------     ------       -------     ------     -------
Depreciation and                       $392      (4.9)%         $412      (26.8)%      $563
   Amortization Expense
Percentage of Revenues                 0.7%                     0.9%                   1.1%


         Depreciation and amortization expense during 2000 decreased by 4.9%, to $392,000, as compared to 1999. This decrease was the result of some leasehold improvements, furniture, fixtures, computer equipment and software becoming fully depreciated in 2000.

         Depreciation and amortization expense in 1999 decreased by 26.8%, to $412,000, as compared to 1998. This decrease was also the result of leasehold improvements, furniture, fixtures, computer equipment and software becoming fully depreciated in 1999.

RESTRUCTURING CHARGES

                                       2000      CHANGE        1999       CHANGE      1998
                                     -------     ------       -------     ------     -------
Restructuring Charges                     --     100.0%        $1,839     100.0%          --
Percentage of Revenues                  0.0%                     4.1%                   0.0%


          Restructuring charges in 1999 were largely due to the disposition of the Company's Asia/Pacific office, and the write-down of assets associated with the decision to divest itself of the Company's cleanroom component manufacturing division. The Company announced in 1999 its plans to pursue a foundry strategy for the manufacture of cleanroom components by selling its cleanroom component manufacturing business unit. The Company continues to manufacture component systems on a limited basis.

INCOME TAXES (BENEFIT)

                                       2000      CHANGE        1999       CHANGE      1998
                                     -------     ------       -------     ------     -------
Income Taxes (Benefit)               $(1,024)    (6.2)%       $(1,092)    (47.4)%    $(2,075)
Percentage of Revenues                   1.9%                     2.4%                   3.9%


         The changes in the effective tax rates for all periods relate primarily to the amount of deferred tax assets recorded and the amount of offsetting valuation allowances provided against such assets. The valuation allowance was decreased by approximately $2.2 million for the year ended December 31, 2000 and increased by approximately $2.2 in 1999 ($0 in 1998). As of December 31, 2000, the Company had net operating loss carry forwards for tax reporting purposes of approximately $10 million expiring in various years through 2019. (See Note J to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 2000 was $11.3 million compared to $2.9 million at December 31, 1999. This included cash and cash equivalents of $413,000 and $296,000 at December 31, 2000 and 1999, respectively.
Receivables, including retentions, (see Note D of Notes to Financial Statements) increased to $9.9 million at December 31, 2000 compared to $7.4 million at December 31, 1999. This increase was the result of higher revenues from more contracts during 2000 compared to 1999. Day's sales outstanding (the ratio between receivables, excluding retention, and average daily revenue taken over the year) increased to 70 days at December 31, 2000, from 59 days at December 31, 1999.

         The Company's operations used $1.8 million of cash during 2000, compared to using $1.4 million of cash in 1999. During 2000, the Company experienced an increase in receivables of $2.4 million as a result of the increase in revenues, an increase in accounts payable and accrued liabilities of approximately of $1.2 million as a result of increased purchases associated with the higher level of revenues, a decrease in inventories of $0.3 million, an increase in costs and estimated earnings in excess of billings on contracts in progress of $3.6 million, and a decrease in billings in excess of costs and estimated earnings on contracts in progress of $0.5 million.

         During 2000 and 1999, the Company maintained a revolving line of credit with a domestic bank for the lesser of $6 million or the available borrowing base. The interest rate is computed at 14.5 percent and requires monthly payments of interest. The Company had $2.6 million in borrowings against the line at December 31, 2000 (compared to $5.3 million at December 31, 1999). The original expiration date of the line of credit was October 31, 1999, but the expiration date has been extended. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At times during 2000 and at December 31, 2000, the Company was not in compliance with certain loan covenants. Subsequent to year-end the Company signed an extension of the line of credit through April 30, 2001, which included a waiver by the lender of the Company's non-compliance with the covenants as of December 31, 2000. The Company is currently reviewing several financing alternatives.

         During 2000, the Company used $295,000 for the purchase of property and equipment, disposed of equipment valued at $196,000 and realized $526,000 from the sale of net assets. The Company anticipates that its capital expenditures in 2001 for routine additions and replacements of property, and equipment will be less than $250,000. These purchases will be financed through long-term debt or capital leases.

         During 1999 and 2000 the Company undertook a major cleanroom project in Israel for Intel. The Company began the job before it registered with the appropriate taxing authorities. As a consequence, approximately $1.5 million owed to the Company by the general contractor on the project is being held by the Israeli taxing authorities to cover any possible corporate income tax obligations of the Company arising out of the project. Management of the Company believes that it has no corporate income tax obligations owing to Israel as a result of the project, and that the total amount being withheld by the Israeli taxing authorities should be returned to the Company. The Company has filed with the Israeli taxing authorities a formal request for release of the funds. The taxing authorities have not yet responded to the request.

         Management believes that existing cash balances, borrowings available under the line of credit and cash generated from operations, will be adequate to meet the Company's anticipated cash requirements through December 31, 2001. However, in the event the Company experiences adverse operating performance, above-anticipated capital expenditure requirements, or is unable to renew or replace its existing line of credit, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms, if at all.

IMPACT OF FUTURE ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS 133 was amended by SFAS 138, which amended or modified certain issues discussed in SFAS 133. SFAS 138 is also effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS No. 133 and SFAS 138 will have a material effect on the financial position or results of operations of the Company

FACTORS AFFECTING FUTURE RESULTS

         The Company's operations are subject to risks and uncertainties that could result in actual operating results differing materially from anticipated operating results and past operating results and trends. These risks and uncertainties include pricing pressures, cancellations of existing contracts, timing of significant customer orders, increased competition, changes in semiconductor and cleanroom technology, or changes in manufacturing techniques.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate risks. The Company does not currently have any derivatives or other financial instruments for hedging such risks.

         The Company is exposed to interest rate changes primarily in relation to its revolving credit line debt with a bank. The fair value of the Company's total revolving credit line debt at December 31, 2000 was $2.6 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at December 31, 2000. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

         The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels of local currency prices, as the preponderance of its foreign sales occur over short periods of time or are denominated in U.S. dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's financial statements and notes are included herein beginning on page F-1. The supplementary data is included herein immediately following the signature page of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has not been a change of accountants or reporting disagreement on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure during the years covered by this report.

                                    PART III

ITEM 10, 11, 12 AND 13.

         These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 30, 2001. The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Documents Filed as Part of this Report:

                  (1) FINANCIAL STATEMENTS. The following financial statements are filed with this report beginning on page F-1:

                  --       Report of Independent Certified Public Accountants

                  --       Consolidated Balance Sheets as of December 31, 2000
                           and 1999

                  -- Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

                  -- Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

                  -- Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

                  --       Notes to Consolidated Financial Statements

                  (2) FINANCIAL STATEMENT SCHEDULE. The following financial
                      statement schedule for the years ended December 31, 2000, 1999 and 1998 is included herein beginning on page S-1:

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

         (b)      Reports on Form 8-K:

                  None.

         (c)      Exhibits:

                  The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the Commission as indicated below:


REGULATION S-K
  EXHIBIT NO.                 DESCRIPTION                                        SEQUENTIAL PAGE NO.
---------------    ---------------------------------------                --------------------------------
            3.1    Restated Articles of Incorporation*                    Form 10-KSB for the year
                                                                          ended December 31, 1994,
                                                                          Exhibit No. 3.1

            3.2    Articles of Amendment to Articles of                   Registration Statement on
                   Incorporation of the Company*                          Form S-3, File No. 333-38350,
                                                                          filed June 1, 2000, Exhibit
                                                                          3.1

            3.3    Bylaws of the Company*                                 Form 10-KSB for the year
                                                                          ended December 31, 1992,
                                                                          Exhibit No. 3.2

            4.1    Form of Warrant issued to purchasers of                Form 10-Q for quarter ended
                   Series A Preferred Shares*                             June 30, 2000, Exhibit 4.3

            4.2    Form of Warrant issued to Cardinal                     Registration Statement on
                   Securities, LLC*                                       Form S-3, File No. 333-38350,
                                                                          filed June 1, 2000, Exhibit
                                                                          4.4

            4.3    Articles of Amendment to Articles of                   Same as Exhibit 3.2
                   Incorporation of the Company*

           10.1    1993 Stock Option Plan*                                Form 10-KSB for the year
                                                                          ended December 31, 1993,
                                                                          Exhibit 10.4

           10.2    Amendment No. 1 to 1993 Stock Option Plan*             Form 10-Q for quarter ended
                                                                          June 30, 1997, Exhibit 10.1

           10.3    Amendment No. 2 to 1993 Stock Option Plan*             Form 10-K for the year ended
                                                                          December 31, 1997, Exhibit
                                                                          10.4

           10.4    Revolving Domestic Line of Credit Agreement,           Form 10-K for the year ended
                   as Amended*                                            December 31, 1999, Exhibit
                                                                          10.5

           10.5    Lease Agreement for Salt Lake City facility*           Form 10-KSB for the year
                                                                          ended December 31, 1993,
                                                                          Exhibit 10.6

           10.6    Amendment to Lease Agreement*                          Form 10-K for the year ended
                                                                          December 31, 1996, Exhibit
                                                                          10.5

           10.7    Convertible Preferred Stock Purchase Agreement         Registration Statement on
                   Dated April 28, 2000                                   Form S-3, File No. 333-38350,
                                                                          filed June 1, 2000, Exhibit
                                                                          10.1

           23.1    Consent of Independent Certified Public Accountants.   Filed herewith.


-------------------------
* These exhibits are incorporated herein by reference.

         (d)      Financial Statement Schedules:

                  See Item 14(a)(2) of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2001.

                                    DAW TECHNOLOGIES, INC.

                                    By: /s/ Ronald W. Daw
                                       -------------------------------------
                                            Ronald W. Daw
                                            Co-Chairman of the Board and
                                            Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 12, 2001.


              SIGNATURE                                              CAPACITY IN WHICH SIGNED
--------------------------------------              -----------------------------------------------------

/s/ Ronald W. Daw                                   Co-Chairman of the Board, Chief Executive Officer
--------------------------                          and Director (Principal executive officer)
    Ronald W. Daw


/s/ B.J. Mendenhall                                 Chief Financial Officer (principal financial officer)
--------------------------
    B.J. Mendenhall


/s/ Kevan A. Blair                                  Controller (principal accounting officer)
--------------------------
    Kevan A. Blair


/s/ Robert G. Chamberlain                           Co-Chairman of the Board and Director
--------------------------
    Robert G. Chamberlain


/s/ James S. Jardine                                Director
--------------------------
    James S. Jardine


/s/ Robert J. Frankenberg                           Director
--------------------------
    Robert J. Frankenberg


/s/ Virginia Gore Giovale                           Director
--------------------------
    Virginia Gore Giovale


/s/ Robert G. Teresi                                Director
--------------------------
    Robert G. Teresi


                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Daw Technologies, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Daw Technologies, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daw Technologies, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                    /s/ GRANT THORNTON LLP


Salt Lake City, Utah
February 14, 2001

                     Daw Technologies, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                       (in thousands, except in share data)

                                     ASSETS

                                                                             December 31,
                                                                       -----------------------
                                                                           2000        1999
                                                                       ----------- -----------
CURRENT ASSETS
    Cash and cash equivalents                                          $       413 $       296
    Accounts receivable, net                                                 9,878       7,447
    Costs and estimated earnings in excess
      of billings on contracts in progress                                   8,546       4,994
    Inventories, net                                                         1,977       2,612
    Deferred income taxes                                                      601         425
    Other current assets                                                     2,383       2,569
                                                                       ----------- -----------
           Total current assets                                             23,798      18,343
PROPERTY AND EQUIPMENT - NET, AT COST                                        2,404       3,402
DEFERRED INCOME TAXES                                                        4,527       3,364
OTHER ASSETS                                                                   835         966
                                                                       ----------- -----------
                                                                       $    31,564 $    26,075
                                                                       =========== ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Checks written in excess of cash in bank                           $        22 $       248
    Accounts payable and accrued liabilities                                 8,831       8,117
    Billings in excess of costs and estimated
      earnings on contracts in progress                                        910       1,373
    Line of credit                                                           2,603       5,258
    Current portion of long-term obligations                                    88         461
                                                                       ----------- -----------
           Total current liabilities                                        12,454      15,457
LONG-TERM OBLIGATIONS, less current portion                                     99         110
COMMITMENTS AND CONTINGENCIES                                                  -           -
SHAREHOLDERS' EQUITY
    3% Series A Convertible Preferred stock, authorized
      10,000,000 shares of $0.01 par value; 460 shares
      issued and outstanding in 2000                                           -           -
    Common stock, authorized 50,000,000 shares of
      $0.01 par value; issued and outstanding 13,696,071
      shares in 2000 and 12,513,114 shares in 1999                             137         125
    Additional paid-in capital                                              21,606      16,579
    Retained deficit                                                        (2,732)     (6,196)
                                                                       ----------- -----------
           Total shareholders' equity                                       19,011      10,508
                                                                       ----------- -----------
                                                                       $    31,564 $    26,075
                                                                       =========== ===========


          The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (in thousands, except in share data)


                                                                    Year ended December 31,
                                                      --------------------------------------------------
                                                            2000              1999             1998
                                                      ---------------    --------------   --------------
Revenues                                              $        52,633    $       45,206   $       53,078
Cost of goods sold                                             43,525            43,576           51,223
                                                      ---------------    --------------   --------------
           Gross profit                                         9,108             1,630            1,855
Operating expenses
    Selling, general and administrative                         6,068             7,405            6,513
    Research and development                                       -                214              293
    Depreciation and amortization                                 392               412              563
    Restructuring charges                                          -              1,839              -
                                                      ---------------    --------------   --------------
                                                                6,460             9,870            7,369
                                                      ---------------    --------------   --------------
           Earnings (loss) from operations                      2,648            (8,240)          (5,514)
Other income (expense)
    Gain on sale of net assets                                    744               -                -
    Interest income                                                91               130              140
    Interest expense                                             (667)             (658)            (459)
    Other, net                                                   (376)               35             (164)
                                                      ---------------    --------------   --------------
                                                                 (208)             (493)            (483)
                                                      ---------------    --------------   --------------
           Earnings (loss) before income taxes                  2,440            (8,733)          (5,997)
Income tax benefit                                             (1,024)           (1,092)          (2,075)
                                                      ---------------    --------------   --------------
           NET EARNINGS (LOSS)                        $         3,464    $       (7,641)  $       (3,922)
                                                      ===============    ==============   ==============

Earnings (loss) per common share (Note S)
    Basic                                             $          0.05    $        (0.61)  $        (0.32)
    Diluted                                                      0.05             (0.61)           (0.32)

Weighted-average common and dilutive
   common equivalent shares outstanding
    Basic                                                  13,140,000        12,501,980       12,440,121
    Diluted                                                13,471,105        12,501,980       12,440,121


        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   Years ended December 31, 2000, 1999 and 1998

                       (in thousands, except in share data)

                                                       Series A                     Addi-
                                                      Convertible                   tional      Retained
                                                      Preferred         Common      paid-in     earnings
                                                        stock           Stock       capital     (deficit)     Total
                                                     ----------      -----------  -----------  -----------  ----------
Balances as of January 1, 1998                       $      -        $    124     $    15,209  $     5,367  $   20,700

Common stock issued pursuant to the purchase of
   44,711 shares pursuant to employee stock
   purchase plan                                            -               -              48            -          48

27,023 shares of common stock issued pursuant
   to the acquisition of another company                    -               1           1,300            -       1,301

Net loss for 1998                                           -               -               -       (3,922)     (3,922)
                                                     ----------      -----------  -----------  -----------  ----------

Balances as of December 31, 1998                            -             125          16,557        1,445      18,127

Common stock issued pursuant to the purchase of
   33,403 shares pursuant to employee stock
   purchase plan                                            -               -              22            -          22

Net loss for 1999                                           -               -               -       (7,641)     (7,641)
                                                     ----------      -----------  -----------  -----------  ----------

Balances as of December 31, 1999                            -             125          16,579       (6,196)     10,508

480 shares of 3% Series A Convertible preferred
   stock and 472,500 warrants issued in
   a private placement for cash                             -               -           4,575            -       4,575

Common stock issued pursuant to the purchase of
   41,805 shares pursuant to employee stock
   purchase plan                                            -               -              28            -          28

Common stock issued pursuant to the purchase of
   301,550 shares issued pursuant to employee
   stock options                                            -               3             433            -         436

618,439 shares of common stock issued pursuant
   to the acquisition of another company (Note T)           -               6              (6)           -           -

221,163 shares of common stock issued pursuant
   to the conversion of 15 shares of preferred
   stock                                                    -               3              (3)           -           -

Net earnings for 2000                                       -               -               -        3,464       3,464
                                                     ----------      -----------  -----------  -----------  ----------

Balances as of December 31, 2000                     $      -        $    137     $    21,606  $    (2,732) $   19,011
                                                     ==========      ===========  ===========  ===========  ==========


        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (in thousands, except in share data)

                                                                                          Year ended December 31,
                                                                                   ------------------------------------
                                                                                       2000         1999        1998
                                                                                   ----------- ------------ -----------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net earnings (loss)                                                         $     3,464 $     (7,641)$   (3,922)
       Adjustments to reconcile net earnings (loss) to net
         cash used in operating activities
           Depreciation and amortization                                                 1,229        1,724       1,808
           Loss on disposition of property
              and equipment                                                                -            147          -
           Gain on sale of net assets                                                     (744)        -             -
           Provision for losses on accounts receivable                                      56          360         100
           Provision for contract estimates                                                352         -             -
           Deferred income taxes                                                        (1,339)      (1,213)     (2,089)
           Changes in assets and liabilities
              Accounts receivable                                                       (2,487)       1,097       3,468
              Costs and estimated earnings in excess
                of billings on contracts in progress                                    (3,552)       2,552      (3,844)
              Inventories                                                                  270       (1,379)        190
              Other current assets                                                         186         (178)       (224)
              Accounts payable
                and accrued liabilities                                                  1,196        3,368      (1,042)
              Billings in excess of costs and estimated
                earnings on contracts in progress                                         (463)        (262)     (1,370)
              Other assets                                                                 -             32          10
                                                                                   ----------- ------------ -----------
                  Net cash used in
                    operating activities                                                (1,832)      (1,394)     (6,915)
                                                                                   ----------- ------------ -----------
    Cash flows from investing activities
       Payments for purchase of property
         and equipment                                                                    (295)        (189)       (167)
       Disposition of equipment                                                            196         -             -
       Proceeds from sale of net assets                                                    526          122          -
                                                                                   ----------- ------------ -----------
                  Net cash provided by (used in)
                    investing activities                                                   427          (67)       (167)
                                                                                   ----------- ------------ -----------

                                   (Continued)

                     Daw Technologies, Inc. and Subsidiaries

                      (in thousands, except in share data)

                                                                                          Year ended December 31,
                                                                                   ------------------------------------
                                                                                       2000         1999        1998
                                                                                   ----------- ------------ -----------
    Cash flows from financing activities
       Increase (decrease) in checks written in excess of cash in bank                   (226)        248           -
       Net change in line of credit                                                    (2,655)          4        4,024
       Proceeds from issuance of preferred stock                                        4,575         -             -
       Proceeds from issuance of common stock                                             464          22           49
       Payments on long-term obligations                                                 (636)       (657)        (653)
                                                                                   ----------- ------------ -----------
                  Net cash provided by (used in)
                    financing activities                                                1,522        (383)       3,420
                                                                                   ----------- ------------ -----------
                  Net increase (decrease) in cash
                    and cash equivalents                                                  117      (1,844)      (3,662)

Cash and cash equivalents at beginning of year                                            296       2,140        5,802
                                                                                   ----------- ------------ -----------

Cash and cash equivalents at end of year                                           $      413    $    296    $   2,140
                                                                                   =========== ============ ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for
    Interest                                                                       $      667    $    627    $     459
    Income taxes                                                                           49         -             11


NONCASH INVESTING AND FINANCING ACTIVITIES

During 2000, the Company sold assets with a net book value of $834 for $526 cash and the buyer assuming $834 of the Company's liabilities. The transaction resulted in a change to the following balance sheet accounts:


    Cash                                                                           $      526
    Other assets                                                                          (15)
    Inventories                                                                          (365)
    Property and equipment                                                               (236)
    Liabilities assumed                                                                   834
                                                                                   -----------
    Gain on sale of net assets                                                     $     (744)
                                                                                   ===========

Capital lease obligations of $252 for property and equipment acquisitions were incurred during 2000.

                                   (Continued)

                     Daw Technologies, Inc. and Subsidiaries

                      (in thousands, except in share data)


NONCASH INVESTING AND FINANCING ACTIVITIES - CONTINUED

During 1998, the Company issued 27,023 shares of common stock in connection with the acquisition of the net assets of another company (Note T). These transactions resulted in an increase to the following balance sheet accounts:


    Inventories                                                                    $        60
    Other current assets                                                                    23
    Property and equipment                                                                  50
    Other assets                                                                         1,258
    Accounts payable                                                                       (91)
                                                                                   -----------
    Common stock                                                                   $     1,300
                                                                                   ===========

During 2000, the Company completed the acquisition by issuing another 618,439 shares.

        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998

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

       2.   PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries, Daw Technologies, France, which was organized in 2000, Daw Technologies, Europe Ltd., which was organized in 1999, and Translite Systems, Inc., which was organized in 1999, (inactive). All material intercompany accounts and transactions have been eliminated in consolidation.

       3.   METHOD OF ACCOUNTING FOR LONG-TERM CONTRACTS

       Revenue recorded for contracts in the accompanying financial statements are recognized using the percentage-of-completion method and, therefore, takes into account the costs, estimated earnings and revenue to date on contracts not yet completed. The revenue recognized is that portion of the total contract price that cost incurred to date bears to anticipated final total cost, based on current estimates of cost to complete. Revenue from cost-plus-fixed-fee contracts is recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

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

                        December 31, 2000, 1999 and 1998

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

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       8.   INVENTORIES

       Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

       9.   NET EARNINGS (LOSS) PER SHARE

       Basic Earnings Per Share (EPS) are calculated by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. Diluted EPS is not calculated for periods of net loss because to do so would be anti-dilutive.

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

       Approximately 33 percent of receivables are with four customers (49 percent with three customers in 1999). In addition, approximately 43 percent (30 percent in 1999) of receivables are due from entities located outside of North America, primarily Europe. Of the total receivables, approximately 43 percent are denominated in foreign currencies (30 percent at December 31, 1999). The Company routinely evaluates the financial strength of its customers and monitors each account to minimize the risk of loss.

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       11.  CONCENTRATIONS - CONTINUED

       The Company maintains cash and cash equivalents at several financial institutions. Accounts at each domestic institution are insured by the FDIC up to $100. Uninsured domestic balances were approximately $394 at December 31, 2000. The Company also maintains cash and cash equivalents in foreign accounts. These uninsured balances are approximately $1 at December 31, 2000.

       12.  RETENTIONS RECEIVABLE

       Many of the Company's contracts require retentions, typically 5-10 percent of the amount billed, to be withheld from each progress payment by the customer until the project reaches substantial completion.

       13.  INTANGIBLE ASSETS

       Intangible assets are amortized on the straight-line method over the estimated useful life or the terms of the respective agreement or patent, whichever is shorter. The original estimated useful lives range from 2-15 years. On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets and necessary adjustments, if any, are recorded. Amortization of goodwill during 2000 was approximately $113 ($195 in 1999).

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

                        December 31, 2000, 1999 and 1998

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

       17.  TRANSLATION OF FOREIGN CURRENCIES

       The foreign subsidiaries' asset and liability accounts, which are originally recorded in the appropriate local currency, are translated for consolidated financial reporting purposes, into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the weighted-average rates for the period. Foreign currency translation adjustments are accumulated as a component of comprehensive income. For the years ended December 31, 2000 and 1999, the foreign currency translation and accumulated foreign currency translation is immaterial.

       18.  NEW ACCOUNTING PRONOUNCEMENTS

       The Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS 133 was amended by SFAS 138, which amended or modified certain issues discussed in SFAS 133. SFAS 138 is also effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS No. 133 and SFAS 138 will have a material effect on the financial position or results of operations of the Company

       19.  RECLASSIFICATIONS

       Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE B - CAPITAL TRANSACTIONS

       During 2000, the Company entered into a Convertible Preferred Stock Purchase Agreement wherein 480 shares of its 3 percent Series A Convertible Preferred stock was sold for an aggregate purchase price of $4,800 resulting in net proceeds received by the Company of $4,575. These shares are convertible to common stock at a conversion rate equal to a fraction, the numerator of which is equal to $10 plus all accrued dividends and the denominator of which is equal to the lesser of (a) $1.32 per share and (b) 80% of the average of the five lowest consecutive per share market values during the 25 trading days preceding the conversion date. This sale of Preferred Stock resulted in a beneficial conversion feature (Note S). In conjunction with the sale of Preferred Stock the Company also issued 472,500 warrants. The net proceeds received by the Company have been allocated to the warrants and Preferred Stock based on their relative fair market values. In December 2000, 15 of these shares were converted into 221,163 shares of common stock.

       Various employees converted their stock options during 2000. In total, 301,550 shares of common Stock were issued due to stock option conversions.

       In 1998, the Company issued 27,023 shares of common stock to acquire the net assets of Intelligent Enclosures Corporation and in 2000, the Company completed the acquisition by issuing another 618,439 shares (Note T).

       The Company purchased and retired 27,023 shares of common stock during 1998.

       During 1996, the shareholders of the Company approved an employee stock purchase plan. The maximum number of shares of common stock that may be issued under the plan is 750,000 shares. Employees are eligible to participate in the plan upon completion of 90 days employment. Eligible employees may designate from 2 percent to 15 percent (up to $25) of eligible compensation to be withheld for the purchase of stock. Price per share is 85 percent of the lower closing trading price of the stock on the applicable offering commencement date or offering termination date. Offering periods are six months in length beginning on May 1 and November 1 of each year. During 2000, 1999 and 1998, the Company received $41, $22 and $49 from the issuance of 41,805, 33,403 and 44,711 shares of common stock, respectively.

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE C - INTERNATIONAL OPERATIONS

       Financial information summarized by geographic area for the years ended December 31, 2000, 1999 and 1998, is as follows:


                                                          North
                     2000                                America        Europe      Asia/Pacific      Consolidated
       -------------------------------------          ------------- ------------- --------------   -----------------
       Net revenues - unaffiliated customers          $      36,508 $      16,125 $           -    $          52,633
       Earnings from operations                                 819         1,829             -                2,648
       Identifiable assets                                   17,156        14,408             -               31,564

                                                          North
                     1999                                America        Europe      Asia/Pacific      Consolidated
       -------------------------------------          ------------- ------------- --------------   -----------------
       Net revenues - unaffiliated customers          $      31,437 $      10,676 $        3,093   $          45,206
       Earnings from operations                              (6,272)          471         (2,439)             (8,240)
       Identifiable assets                                   16,801         9,274             -               26,075

                                                          North
                     1998                                America        Europe      Asia/Pacific      Consolidated
       -------------------------------------          ------------- ------------- --------------   -----------------
       Net revenues - unaffiliated customers          $      30,507 $      12,962 $        9,609   $          53,078
       Loss from operations                                  (4,316)          (42)        (1,156)             (5,514)
       Identifiable assets                                   21,352         6,453          3,036              30,841


       Foreign currency transaction losses totaling approximately $115 for 2000 ($1 for 1999) are included in other income. Foreign currency transactions for 1998 were not significant.


NOTE D - ACCOUNTS RECEIVABLE

       Accounts receivable consist of the following:

                                                           2000        1999
                                                      ------------ -----------
         Trade accounts receivable                    $        434 $     1,662
         Contract receivables                                9,630       5,707
         Retentions receivable                                 143         378
                                                      ------------ -----------
                                                            10,207       7,747
         Less allowance for doubtful accounts                  329         300
                                                      ------------ -----------
                    Total                             $      9,878 $     7,447
                                                      ============ ===========

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE E - INVENTORIES

       Inventories consist of the following:

                                                           2000        1999
                                                      ------------ -----------
         Raw materials                                $      2,277 $       523
         Work in process                                      -          2,389
                                                      ------------ -----------
                                                             2,277       2,912
         Less allowance for obsolescence                       300         300
                                                      ------------ -----------
                    Total                             $      1,977 $     2,612
                                                      ============ ===========

NOTE F - OTHER CURRENT ASSETS

       Other current assets consist of the following:

                                                           2000        1999
                                                      ------------ -----------
         Income taxes receivable                      $        -   $       222
         Refundable foreign taxes                            2,159       2,185
         Prepaid expenses                                      143         140
         Miscellaneous receivables and deposits                 81          22
                                                      ------------ -----------
                    Total                             $      2,383 $     2,569
                                                      ============ ===========

NOTE G - PROPERTY AND EQUIPMENT

       Property and equipment and estimated useful lives consist of the following:

                                                                           Years            2000        1999
                                                                       -------------    ----------- ------------
        Equipment                                                           5-10        $     1,839 $      2,093
        Furniture and fixtures                                              3-5               1,331        1,322
        Leasehold improvements                                         life of lease          2,592        2,626
        Equipment under capital leases                                      5-10              3,588        3,720
        Vehicles                                                            3-5                 287          246
                                                                                        ----------- ------------
                                                                                              9,637       10,007
        Less accumulated depreciation and amortization including
           $3,279 and $3,227 for equipment under capital leases at
           2000 and 1999, respectively                                                        7,233        6,605
                                                                                        ----------- ------------
                   Total                                                                $     2,404 $      3,402
                                                                                        =========== ============

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE H - CONTRACTS IN PROGRESS

       Costs incurred to date and estimated earnings and the related progress billings to date on contracts in progress are as follows:


                                                           2000        1999
                                                      ------------ -----------
         Total costs and estimated earnings           $     42,577 $     7,437
         Progress billings to date                          34,941       3,816
                                                      ------------ -----------
                    Total                             $      7,636 $     3,621
                                                      ============ ===========

       The above are included in the balance sheets under the following captions:


                                                           2000        1999
                                                      ------------ -----------
         Costs and estimated earnings in excess
            of billings on contracts in progress      $      8,546 $     4,994
         Billings in excess of costs and estimated
            earnings on contracts in progress                 (910)     (1,373)
                                                      ------------ -----------
                    Total                             $      7,636 $     3,621
                                                      ============ ===========


NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities consist of the following:


                                                           2000        1999
                                                      ------------ -----------
         Trade accounts payable                       $     5,402  $    6,597
         Other accrued liabilities                            994         265
         Employees salaries, incentive pay,
            vacation and payroll taxes                        806         895
         Reserve for contract estimates and warranties        753         321
         Foreign and U.S. sales taxes                         876          39
                                                      ------------ -----------
                    Total                             $     8,831  $    8,117
                                                      ============ ===========

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE J - INCOME TAXES

       Components of income taxes (benefit) are as follows:

                                                                          2000         1999        1998
                                                                       ----------- ----------- -----------
        Current
            Federal                                                    $       243 $       106 $        12
            State                                                               38          15           2
            Foreign                                                             34        -           -
                                                                       ----------- ----------- -----------
                                                                               315         121          14
        Deferred
            Federal                                                         (1,174)     (1,511)     (1,809)
            State                                                             (165)        298        (280)
                                                                       ----------- ----------- -----------
                                                                            (1,339)     (1,213)     (2,089)
                                                                       ----------- ----------- -----------
        Income tax benefit                                             $    (1,024) $   (1,092) $   (2,075)
                                                                       =========== =========== ===========

       The income tax expense (benefit) reconciled to the tax computed at the statutory Federal rate of 34 percent is as follows:


                                                                          2000         1999        1998
                                                                       ----------- ----------- -----------
        Tax (benefit) at federal statutory rate                        $       829 $    (2,969) $   (2,039)
        Nondeductible expenses                                                (159)          5          12
        State income taxes, net of federal
           income tax benefit                                                   81        (288)       (198)
        Foreign tax                                                             34        -            -
        Change in valuation allowance                                       (2,187)      2,187         -
        Adjustment of estimated income tax accruals                            378        -            -
        All other, net                                                        -            (27)        150
                                                                       ----------- ----------- -----------
        Income tax benefit                                             $    (1,024)$    (1,092) $   (2,075)
                                                                       =========== =========== ===========

       Deferred income taxes (benefit) related to the following:

                                                                           2000        1999
                                                                       ----------- -----------
        Current deferred tax assets
            Allowance for doubtful accounts                            $       123 $       112
            Accrued expenses and reserves                                      478         313
                                                                       ----------- -----------
                   Total current                                       $       601 $       425
                                                                       =========== ===========

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE J - INCOME TAXES - CONTINUED

                                                                           2000        1999
                                                                       ----------- -----------
        Long-term deferred tax assets (liabilities)
            Excess book depreciation and amortization                  $       303 $       (37)
            Foreign tax credit carry forwards                                  197         162
            Alternative minimum tax credit carry forwards                      280         198
            Net operating loss carry forward                                 3,747       5,228
            Valuation allowance                                               -         (2,187)
                                                                       ----------- -----------
                   Total long-term                                     $     4,527 $     3,364
                                                                       =========== ===========

       The foreign tax credit carry forward of $197 begins to expire during 2002. Management believes it is more likely than not that the Company will have sufficient foreign and domestic income to utilize the credits before expiration.

       The valuation allowance was decreased by $2,187 for the year ended December 31, 2000 and increased by $2,187 in 1999 ($0 in 1998). As of December 31, 2000, the Company had net operating loss carry forwards for tax reporting purposes of approximately $10,044 expiring in various years through 2019.


NOTE K - LINE OF CREDIT

       During 2000 and 1999, the Company maintained a revolving line of credit with a domestic bank for the lesser of $6,000 or the available borrowing base. The interest rate is computed at 14.5 percent and requires monthly payments of interest. The Company had $2,603 in borrowings against the line at December 31, 2000 ($5,258 at December 31, 1999). The line of credit originally expired October 31, 1999 but was extended to December 31, 2000. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At times during 2000 and at December 31, 2000, the Company was not in compliance with certain indebtedness covenants. Subsequent to year-end the Company signed an extension of the line of credit through April 30, 2001, which included a waiver for the non-compliance with the covenants as of December 31, 2000. The Company is currently reviewing several financing alternatives.

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE L - LONG-TERM OBLIGATIONS

       The Company has entered into capital leases with various financial institutions and leasing organizations that carry interest rates ranging from 4 percent to 11.5 percent. The leases are collateralized by equipment. Payments approximate $23 monthly including interest.

       The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net lease payments as of December 31, 2000:

                Year ending December 31,
                ------------------------
                      2001                                    $      103
                      2002                                            77
                      2003                                            17
                      2004                                             7
                      2005                                             2
                      Thereafter                                       -
                                                              ----------
                Total minimum leases payments                        206

                Less amount representing interest                     19
                                                              ----------
                Present value of net minimum lease payments          187

                Less current portion                                  88
                                                              ----------
                Long-term portion                             $       99
                                                              ==========


NOTE M - OPERATING LEASES

       The Company leases buildings, machinery and equipment under operating leases. The building leases expire in 2001 through 2006. The machinery and equipment leases expire through 2002. The following is a schedule, by year, of future minimum rental payments as of December 31, 2000:

                Year ending December 31,
                ------------------------
                      2001                                    $  1,267
                      2002                                         661
                      2003                                         647
                      2004                                         633
                      2005                                         303
                      Thereafter                                     3
                                                              --------
                                                              $  3,514
                                                              ========

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE M - OPERATING LEASES - CONTINUED

       The building leases provide for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $1,376, $2,314 and $2,212 for 2000, 1999 and 1998, respectively.

       The Company has an option to renew one building lease for four additional five year periods upon expiration of the current term in 2005.


NOTE N - BENEFIT PLANS

       1.   SAVINGS PLAN

       The Company has established a 401(k) savings plan covering all non-union employees 21 years of age and older. The Company, at its discretion, matches 50 percent of employee contributions up to a maximum matching contribution of 3 percent of the employee's annual salary. Contributions are made at the discretion of the Board of Directors. The Company's contributions to the plan were $117, $147 and $189 for the years ended December 31, 2000, 1999 and 1998, respectively.

       2.   MULTI-EMPLOYER PENSION PLANS

       The Company contributes to several multi-employer pension plans for employees covered by collective bargaining agreements. Employees covered by these plans are engaged solely in on-site installation of cleanrooms. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company's contributions to the multi-employer pension plans totaled approximately $17, $128 and $269, respectively, for the years ended December 31, 2000, 1999 and 1998. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total pension plans' net assets are not available from the plans' administrators.

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

                        December 31, 2000, 1999 and 1998

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

       The Company's major customers and revenue received there from are as follows:

                                     2000         1999          1998
                                 ----------    ----------    ----------
              Company A          $    6,461    $   10,625    $    6,580
              Company B               4,484         4,508         7,912
              Company C               8,243            -             -
              Company D                 -           5,337            -


NOTE Q - RELATED PARTY TRANSACTIONS

       Daw Incorporated is a regional interior specialties contracting company based in Utah. Certain stockholders of Daw Incorporated own approximately 34 percent of the Company's common stock.

       The Company purchased goods and services from Daw Incorporated totaling $39, $71, and $447 in 2000, 1999 and 1998, respectively.

       A member of the board of directors works for a law firm which provided legal services to the Company approximating $125, $19 and $171 in 2000, 1999 and 1998, respectively.

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

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

       The exercise price for stock options granted under the Plan may not be less than 100 percent of the fair market value of a share of common stock on the date the option is granted. Options granted under the Plan after October 24, 1996, expire through 2008. Options granted prior to or on October 24, 1996 expire through 2011.

       The Company granted options to purchase 328,000 shares and 311,500 shares in 2000 and 1998, (none in 1999), respectively, of the Company's common stock. The options were granted to the following:

                                                              2000           1999         1998
                                                            --------      ---------    --------
              Directors                                       55,000          -          20,000

              Executive officers, including
                 officers who are directors                  105,000          -          60,000

              Other employees                                168,000          -         231,500
                                                            --------      ---------    --------
                                                             328,000          -         311,500
                                                            ========      =========    ========

       On February 24, 1998, certain options with an exercise price greater than $1.40 were adjusted to $1.40, which was the market price of the Company's stock on that date. At that date, vesting was extended by one year for those options adjusted. These adjustments resulted in a new measurement date under Accounting Principles Board Opinion No. 25 and interpretations that existed at that time.

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

                                         (in thousands, except share data)


NOTE R - WARRANTS AND OPTIONS - CONTINUED

       The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by FAS 123, the Company's net earnings (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:


                                                                      2000           1999         1998
                                                                    --------      ---------    --------

           Net earnings (loss)                    As reported       $ 3,464       $  (7,641)   $ (3,922)
                                                  Pro forma           3,241          (7,815)     (4,074)
           Earnings (loss) per share:
               Basic                              As reported          0.26           (0.61)      (0.32)
                                                  Pro forma            0.25           (0.63)      (0.33)

               Diluted                            As reported          0.21           (0.61)      (0.32)
                                                  Pro forma            0.20           (0.63)      (0.33)

       These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation cost related to grants made before 1995. The fair value of these options was estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: expected volatility of 144 percent (101 percent for 1999 and 1998); risk-free interest rate of 5.50 percent (5.51 percent for 1999 and 1998); and expected life of 10 years (10 for 1999 and 1998). The weighted-average fair value of options granted was $.93 and $1.17 in 2000 and 1998, respectively.

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

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE R - WARRANTS AND OPTIONS - CONTINUED

       Changes in the Company's stock options and warrants are as follows:

                                                                Shares                                 Weighted-
                                                       -------------------------      Exercise          average
                                                                         Stock         price        exercise price
                                                       Warrants         options      per share        per share
                                                       ---------      ----------  -------------     --------------
         Outstanding at January 1, 1998                      -           693,000  $ 1.94 - 3.50     $     3.32
             Granted                                         -           311,500    0.84 - 2.66           2.28
             Exercised                                       -               -               -              -
             Canceled or expired                             -          (135,500)   1.38 - 3.50           3.05
                                                       ---------      ----------

         Outstanding at December 31, 1998                    -           869,000    0.84 - 3.50           1.99
             Granted                                         -               -               -              -
             Exercised                                       -               -               -              -
             Canceled or expired                             -          (127,500)   1.40 - 2.66           1.78
                                                       ---------      ----------

         Outstanding at December 31, 1999                    -           741,500    0.84 - 3.50           1.63
             Granted                                     472,500         328,000    0.88 - 1.28            .95
             Exercised                                       -          (301,550)   1.09 - 2.66           1.46
             Canceled or expired                             -           (63,500)   0.94 - 3.50           2.06
                                                       ---------      ----------

         Outstanding at December 31, 2000                472,500         704,450    0.84 - 2.66           1.36
                                                       =========      ==========

         Exercisable at December 31, 2000                472,500         381,450    0.84 - 2.66           1.70
                                                       =========      ==========

         Exercisable at December 31, 1999                    -           636,000    0.84 - 3.50           1.99
                                                       =========      ==========

         Exercisable at December 31, 1998                    -               -            -                 -
                                                       =========      ==========

       A summary of the status of the options outstanding under the Company's stock option plan at December 31, 2000 is presented below:

                                                          Outstanding                        Exercisable
                                              -------------------------------------    ------------------------
                                                            Weighted-
                                                             average      Weighted-                  Weighted-
                                                            remaining      average                    average
                                                Number       contractual  exercise        Number      exercise
              Range of exercise prices        outstanding   life (years)    price      exercisable      price
              ------------------------        -----------   ------------  ---------    -----------   ----------
              $ 0.84 - $ 1.25                    333,000         9          $0.93          20,000       $0.93
              $ 1.26 - $ 1.50                    271,450         5           1.39         261,450        1.39
              $ 2.51 - $ 2.66                    100,000         7           2.66         100,000        2.66
                                              -----------                              -----------
              $ 0.84 - $ 2.66                    704,450         7           1.36         381,450        1.99
                                              ===========                              ============

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE S - EARNINGS (LOSS) PER COMMON SHARE

       The following data show the amounts used in computing net earnings (loss) per common share, including the effect on net earnings (loss) for preferred stock dividends and a beneficial conversion feature associated with preferred stock. The following data also show the weighted average number of shares and rights to acquire shares with dilutive potential. For 2000, earnings applicable to common stock includes a noncash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 2000 Series A Preferred Stock. The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A Preferred Stock can be converted and the value assigned to the Series A Preferred Stock in the private placement. The imputed dividend is a one-time, noncash charge decreasing the net earnings per common share.

                                                                  Year ended December 31,
                                                              -----------------------------------
                                                               2000          1999          1998
                                                              -------       -------       -------
          Net earnings (loss)                                 $ 3,464       $(7,641)      $(3,922)
          Dividends on preferred stock                            (94)           --            --
          Imputed dividend from beneficial
             conversion feature                                (2,666)           --            --
                                                              -------       -------       -------
          Net earnings (loss) applicable to common stock      $   704       $(7,641)      $(3,922)
                                                              =======       =======       =======

       The following data show the shares used in computing earnings (loss) per common share including dilutive potential common stock:

                                                                                 2000             1999               1998
                                                                               ----------      ----------      ----------
          Common shares outstanding during entire period                       12,513,114      12,479,711      12,407,977

          Net weighted average common shares issued during period                 626,886          22,269          32,144
                                                                               ----------      ----------      ----------
          Weighted average number of common shares used in basic EPS           13,140,000      12,501,980      12,440,121

          Dilutive effect of stock options                                        327,129              --              --

          Dilutive effect of warrants                                               3,976              --              --
                                                                               ----------      ----------      ----------
          Weighted average number of common shares and dilutive potential
             common shares used in diluted EPS                                 13,471,105      12,501,980      12,440,121
                                                                               ==========      ==========      ==========

    Earnings (loss) per share - basic

                   Earnings (loss) before imputed dividend                     $     0.26      $    (0.61)     $    (0.32)

                   Imputed dividend                                                 (0.21)             --              --
                                                                               ----------      ----------      ----------
                   Earnings (loss) per share attributable to common
                      shareholders - basic                                     $     0.05      $    (0.61)     $    (0.32)
                                                                               ==========      ==========      ==========
    Earnings (loss) per share - diluted

                   Earnings (loss) before imputed dividend                     $     0.21      $    (0.61)     $    (0.32)

                   Imputed dividend                                                 (0.16)             --              --
                                                                               ----------      ----------      ----------
                   Earnings (loss) per share attributable to common
                      shareholders - diluted                                   $     0.05      $    (0.61)     $    (0.32)
                                                                               ==========      ==========      ==========

       For the year ended December 31, 2000, the assumed conversion of 2,922,000 shares of preferred stock is not included in the computation of diluted EPS because the imputed dividend from the beneficial conversion causes the assumed conversion to be anti-dilutive.

       In addition, for the years ended December 31, 1999 and 1998, all of the options and warrants that were outstanding, as described in Note R, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.


NOTE T - BUSINESS ACQUISITION

       On April 22, 1998, the first closing date, the Company acquired the net assets of Intelligent Enclosures Corporation. The transaction was accounted for as a purchase and the transaction is to be completed on April 22, 2000, the second closing date. At the first closing date, the Company delivered 27,023 shares of common stock. During 2000, at the second closing date, the Company issued 618,439 additional shares of common stock at $2.06 per share (the average per share closing price for the 20 consecutive trading days prior to the second closing date), which in addition to the original 27,023 shares totaled $1,300.

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE U - SEGMENT INFORMATION

       The Company has two reportable segments for the year ended December 31, 2000, namely 1) cleanrooms and related products and 2) other manufactured goods. Prior to 1998, the Company operated in one segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. The Companies reportable segments are similar in manufacturing processes and are tracked similarly in the accounting system. The manufacturing process for each segment uses the same manufacturing facilities and overhead is allocated similarly to each segment. It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities, and manufacturing overhead.

       Segment information for the cleanrooms and related products and other manufactured goods are as follows:


                                                                2000             1999         1998
                                                             ------------   -----------    ----------
          Revenues
              Cleanrooms and related products                $     40,571   $    33,758    $   46,298
              Other manufactured goods                             12,062        11,448         6,780
                                                             ------------   -----------    ----------
                 Totals                                      $     52,633   $    45,206    $   53,078
                                                             ============   ===========    ==========

          Earnings (loss) from operations
              Cleanrooms and related products                $      5,789   $    (6,907)    $  (6,005)
              Other manufactured goods                             (3,141)       (1,333)          491
                                                             ------------   -----------    ----------
                 Totals                                      $      2,648   $    (8,240)    $  (5,514)
                                                             ============   ===========    ==========

          Total assets
              Cleanrooms and related products                $     22,021   $    15,640     $  15,053
              Other products                                        1,712         2,284         1,397
              Manufacturing and corporate assets                    7,831         8,151        14,391
                                                             ------------   -----------    ----------
                 Totals                                      $     31,564   $    26,075     $  30,841
                                                             ============   ===========    ==========

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE V - REVENUES

       Revenues by country are based on the location of the project for long-term projects and by the location of the customer for other manufactured products and are as follows:

                                                          2000          1999         1998
                                                       ---------     ---------     ---------
              Canada                                   $   4,844     $  11,827     $   6,666
              United Kingdom                               5,843         7,330         6,692
              Peoples Republic of China                     -              382         7,092
              Italy                                        1,362          -            3,568
              Taiwan                                        -            2,711         2,319
              Israel                                         677         3,098         2,058
              France                                       8,243           248           644
              All others                                    -             -              198
                                                       ---------     ---------     ---------
                     Total export revenues                20,969        25,596        29,237

              United States                               31,664        19,610        23,841
                                                       ---------     ---------     ---------
                     Total revenues                    $  52,633     $  45,206     $  53,078
                                                       =========     =========     =========


NOTE W - RESTRUCTURING CHARGES

       During December 1999, in order to reduce costs, the Company implemented a restructuring of its operations which resulted in the Company recording a one-time restructuring charge totaling $1,839. This one-time charge was due to the transfer of ownership of the Company's Asia/Pacific office to a former employee ($796) and the write down of inventory due to the Company's plans to pursue a foundry strategy for the manufacture of cleanroom components ($1,043).

                     Daw Technologies, Inc. and Subsidiaries

                        December 31, 2000, 1999 and 1998

                        (in thousands, except share data)


NOTE X - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

       Quarterly financial results for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                                                            Net earnings
                                                                         Earnings             Net            (loss) per
                                                         Gross          (loss) from         earnings           common
              2000                     Revenues       profit (loss)      operations          (loss)         share-basic(1)
         --------------           ----------------  ---------------  ------------------  ---------------  -----------------
         First quarter            $         14,675  $         1,573  $              101  $           (34) $         (0.00)
         Second quarter                     15,011            2,760                 999              536            (0.17)
         Third quarter                      12,734            2,154                 835              658             0.04
         Fourth quarter                     10,213            2,621                 713            2,304             0.17
                                  ----------------  ---------------  ------------------  ---------------  -----------------
                                  $         52,633  $         9,108  $            2,648  $         3,464  $          0.05
                                  ================  ===============  ==================  ===============  =================

              1999
         First quarter            $         12,480  $         1,577  $             (390) $          (316) $         (0.03)
         Second quarter                      9,980               47              (2,019)          (1,442)           (0.12)
         Third quarter                      12,433              774              (1,018)          (1,129)           (0.09)
         Fourth quarter                     10,313             (768)             (4,813)          (4,754)           (0.38)
                                  ----------------  ---------------  ------------------  ---------------  -----------------
                                  $         45,206  $         1,630  $           (8,240) $        (7,641) $         (0.61)
                                  ================  ===============  ==================  ===============  =================


       (1) Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share amounts do not necessarily equal the total for the year due to rounding.

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE


Board of Directors
Daw Technologies, Inc. and Subsidiaries



In connection with our audit of the financial statements of Daw Technologies, Inc. and Subsidiaries referred to in our report dated February 14, 2001, which is included in the annual report to shareholders and Form 10-K, we have also audited Schedule II - valuation and qualifying accounts for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                          /s/ GRANT THORNTON LLP


Salt Lake City, Utah
February 14, 2001

                     DAW TECHNOLOGIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

             COLUMN A                      COLUMN B               COLUMN C                COLUMN D       COLUMN E
                                                                 ADDITIONS
                                                             (1)             (2)
                                           BALANCE AT     CHARGED TO     CHARGED TO                      BALANCE AT
                                          BEGINNING OF    COSTS AND    OTHER ACCOUNTS    DEDUCTIONS -      END OF
           DESCRIPTION                      PERIOD        EXPENSES       DESCRIBED        WRITE-OFFS       PERIOD
           -----------                    ----------    -----------    -------------     ------------   -----------
Allowance for doubtful accounts
    Year ended December 31, 2000           $  300         $  56          $(27) (A)          $    -        $ 329
    Year ended December 31, 1999              615           360                 -              675          300
    Year ended December 31, 1998              403           100            150 (B)             (38)         615

Allowance for contract estimates
    Year ended December 31, 2000              321           352             80 (A)               -          753
    Year ended December 31, 1999              666             -                 -              345          321
    Year ended December 31, 1998              366             -             300 (B)               -          666

Allowance for inventory obsolescence
    Year ended December 31, 2000              300             -                 -                -          300
    Year ended December 31, 1999              300             -          1,043 (C)           1,043          300
    Year ended December 31, 1998                -             -            300 (B)               -          300

Allowance for contract repayment
    Year ended December 31, 2000               53             -            (53)(A)               -            -
    Year ended December 31, 1999               53             -                 -                -           53
    Year ended December 31, 1998              803             -           (750)(B)               -           53

Allowance for deferred taxes
    Year ended December 31, 2000            2,187        (2,187)                -                -            -
    Year ended December 31, 1999                -         2,187                 -                -        2,187


     (A) Reclassification 2000
     (B) Reclassification 1999
     (C) Restructuring charge