Form 10-Q
period 2001-03-31
DAW TECHNOLOGIES INC /UT
filed 2001-05-15
CIK 882159

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

         or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                                     0-21818
                         -------------------------------
                              (Commission File No.)


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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


         As of May 15, 2001, the Registrant had 15,047,176 shares of Common Stock, $0.01 par value outstanding.




--------------------------------------------------------------------------------

                             Daw Technologies, Inc.

                               INDEX TO FORM 10-Q


PART I    FINANCIAL INFORMATION.................................................................................  1

Item 1.  Financial Statements

          Consolidated Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000 .......................  2

          Consolidated Statements of Operations - Three months ended March 31, 2001 and 2000
          (unaudited)...........................................................................................  3

          Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000 (unaudited)........  4

          Notes to Consolidated Financial Statements (unaudited)................................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................  9

Item 3.   Qualitative and Quantitative Disclosures About Market Risk............................................ 11

PART II OTHER INFORMATION....................................................................................... 12

Item 5.   Other Information..................................................................................... 12

Item 6.   Exhibits and Reports on Form 8-K...................................................................... 12

Signatures...................................................................................................... 13


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The condensed consolidated financial statements for the three months ended March 31, 2001 and March 31, 2000 and the balance sheet as of March 31, 2001 included herein have not been audited by independent public accountants, but, in the opinion of Management of Daw Technologies, Inc. (the "Company"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year ending December 31, 2001.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally recognized in the United States of America have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

                     Daw Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                     ASSETS

                                                                                                 March 31,     Dec. 31,
                                                                                                    2001        2000
                                                                                                 ---------   ---------
CURRENT ASSETS
    Cash and cash equivalents                                                                   $     420   $     413
    Accounts receivable, net                                                                       17,256       9,878
    Costs and estimated earnings in excess of billings on contracts in progress                     8,975       8,546
    Inventories, net                                                                                2,442       1,977
    Deferred income taxes                                                                             601         601
    Other current assets                                                                            2,385       2,383
                                                                                                 ---------   ---------
             Total current assets                                                                  32,079      23,798
PROPERTY AND EQUIPMENT - AT COST, NET                                                               2,306       2,404
DEFERRED INCOME TAXES                                                                               4,416       4,527
OTHER ASSETS                                                                                          823         835
                                                                                                 ---------   ---------
                                                                                                $  39,624   $  31,564
                                                                                                 =========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Checks written in excess of cash in bank                                                    $       -   $      22
    Accounts payable and accrued liabilities                                                       11,840       8,831
    Billings in excess of costs and estimated earnings on contracts in progress                     5,279         910
    Line of credit                                                                                  3,033       2,603
    Current portion of long-term obligations                                                          176          88
                                                                                                 ---------   ---------

             Total current liabilities                                                             20,328      12,454
LONG-TERM OBLIGATIONS, LESS CURRENT PORTION                                                            89          99
COMMITMENTS AND CONTINGENCIES                                                                           -           -
SHAREHOLDERS' EQUITY
    3% Series A Convertible Preferred stock, authorized 10,000,000 shares
       of $0.01 par value; 416 shares issued and outstanding at                                         -           -
       March 31, 2001 and 465 shares on December 31, 2000
    Common stock, authorized 50,000,000 shares of
       $0.01 par value; issued and outstanding 14,927,593 shares at
       March 31, 2001 and 13,696,071 shares on December 31, 2000                                      149         137
    Additional paid-in capital                                                                     21,594      21,606
    Accumulated deficit                                                                            (2,536)     (2,732)
                                                                                                 ---------   ---------
             Total shareholders' equity                                                            19,207      19,011
                                                                                                 ---------   ---------
                                                                                                $  39,624   $  31,564
                                                                                                 =========   =========


         The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                       (in thousands, except share data)

                                                                            Three months ended
                                                                                 March 31,
                                                                          2001             2000
                                                                     --------------   ---------------
Revenues                                                            $       14,030   $       14,675
Cost of goods sold                                                          12,523           13,102
                                                                     --------------   ---------------
           Gross profit                                                      1,507            1,573
Operating expenses
    Selling, general and administrative                                        952            1,333
    Research and development                                                    87               19
    Depreciation and amortization                                               64              120
                                                                     --------------   ---------------
                                                                             1,103            1,472
                                                                     --------------   ---------------

           Earnings from operations                                            404              101

Other income (expense)
    Interest                                                                  (140)            (192)
    Other, net                                                                  49               57
                                                                     --------------   ---------------
                                                                               (91)            (135)
                                                                     --------------   ---------------

           Earnings (loss) before income taxes                                 313              (34)

Income taxes                                                                   117                -
                                                                     --------------   ---------------

           NET EARNINGS (LOSS)                                      $          196   $          (34)
                                                                     ==============   ===============

Earnings (loss) per common share
    Basic                                                           $         0.01   $        (0.00)
    Diluted                                                                   0.01            (0.00)
Weighted-average common and dilutive
   common equivalent shares outstanding
    Basic                                                               14,404,394       12,595,011
    Diluted                                                             24,793,251       12,595,011





         The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                        (in thousands, except share data)


                                                                                               Three months ended
                                                                                                    March 31,
                                                                                               2001           2000
                                                                                           ------------   ------------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net earnings (loss)                                                                $     196      $      (34)
       Adjustments to reconcile net earnings (loss) to net
       cash used in operating activities
           Depreciation and amortization                                                        334             282
           Loss on disposition of property and equipment                                          -              13
           Deferred income taxes                                                                111               -
           Changes in assets and liabilities
              Accounts receivables                                                           (7,378)         (2,406)
              Costs and estimated earnings in excess
                of billings on contracts in progress                                           (429)         (1,614)
              Inventories                                                                      (465)            330
              Other current assets                                                               (2)           (191)
              Accounts payable and accrued liabilities                                        3,009           2,382
              Billings in excess of costs and estimated
                earnings on contracts in progress                                             4,369           1,033
              Other assets                                                                       12              47
                                                                                           ------------   ------------

                  Net cash used in operating activities                                        (243)           (158)
                                                                                           ------------   ------------

    Cash flows from investing activities
       Payments for purchase of property and equipment                                         (236)            (93)
                                                                                           ------------   ------------

                  Net cash used in investing activities                                        (236)            (93)
                                                                                           ------------   ------------






                                   (Continued)




         The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                                   (unaudited)
                        (in thousands, except share data)



                                                                                            Three months ended
                                                                                                March 31,
                                                                                            2001               2000
                                                                                       -------------      -------------
    Cash flows from financing activities
       Decrease in checks written in excess of cash in bank                                 (22)               (248)
       Net change in line of credit                                                         430                 210
       Proceeds from issuance of stock                                                        -                 435
       Changes in long-term obligations                                                      78                 (58)
                                                                                       -------------      -------------
                  Net cash provided by financing activities                                 486                 339
                                                                                       -------------      -------------

                  Net increase in cash and cash equivalents                                   7                  88

Cash and cash equivalents at beginning of period                                            413                 296
                                                                                       -------------      -------------
Cash and cash equivalents at end of period                                            $     420          $      384
                                                                                       =============      =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for
    Interest                                                                          $     140          $      192
    Income taxes                                                                              -                  -

NONCASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2001, 49 Convertible Preferred shares of stock were converted into 1,221,524 shares of common stock




         The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                       (in thousands, except share data)


         1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These financial statements and footnote disclosures in this Form 10-Q for the three months ended March 31, 2001 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

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

         3.       LINE OF CREDIT

         During the three months ended March 31, 2001, the Company maintained a revolving line of credit with a domestic bank for the lesser of $3,750 or the available borrowing base. The interest rate is floating and is computed at prime plus 4.5 percent (13.0% as of March 31, 2001). The line of credit requires monthly payments of interest. The Company had $3,033 in borrowings against the line at March 31, 2001 ($2,603 at December 31, 2000). The line of credit originally expired October 31, 1999 and was extended to December 31, 2000. During the three months ended March 31, 2001, the Company signed an extension of the line of credit through April 30, 2001. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At times during 2000 and the three months ended March 31, 2001 and at both December 31, 2000 and March 31, 2000, the Company was not in compliance with certain indebtedness covenants. Subsequent to March 31, 2001 the Company signed an extension of the line of credit through July 31, 2001, which included a waiver for the non-compliance with the covenants as of April 30, 2001. The Company is currently reviewing several financing alternatives.

                             Daw Technologies, Inc.

                                (unaudited)
                     (in thousands, except share data)

         4.   SEGMENT INFORMATION

         The Company had two reportable segments for the three months ended March 31, 2001, namely 1) cleanrooms and related products and 2) other manufactured goods and services. The Company evaluates performance of each segment based on earnings or loss from operations. The Company's reportable segments are similar in manufacturing processes and are tracked similarly in the accounting system. The manufacturing process for each segment uses the same manufacturing facilities and overhead is allocated similarly to each segment. It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities, and manufacturing overhead.

Segment information for the cleanrooms and related products and other manufactured goods and services are as follows:

                                                                                     Three months ended
                                                                                         March 31,
                                                                                    2001            2000
                                                                                 ----------     -----------
   Revenues
       Cleanrooms and related products                                          $   11,014     $   11,269
       Other manufactured goods and services                                         3,016          3,406
                                                                                 ----------     -----------
          Totals                                                                $   14,030     $   14,675
                                                                                 ==========     ===========

   Earnings (loss) from operations
       Cleanrooms and related products                                          $      628     $      161
       Other manufactured goods and services                                          (224)           (60)
                                                                                 ----------     -----------
          Totals                                                                $      404     $      101
                                                                                 ==========     ===========



                                                                                   March 31,      Dec. 31,
                                                                                     2001           2000
                                                                                 ------------   -----------
   Total assets
       Cleanrooms and related products                                          $   28,563     $   22,021
       Other manufactured goods and services                                         2,976          1,712
       Manufacturing and corporate assets                                            8,085          7,831
                                                                                 ------------   -----------
          Totals                                                                $   39,624     $   31,564
                                                                                 ============   ===========


                             Daw Technologies, Inc.

                                 (Unaudited)
                      (in thousands, except share data)


         5.  EARNINGS (LOSS) PER COMMON SHARE

         The following data show the amounts used in computing net earnings
(loss) per common share, including the effect on net earnings (loss) for preferred stock dividends. The following data also show the weighted average number of shares and rights to acquire shares with dilutive potential. :


                                                                       March 31,        March 31,
                                                                         2001             2000
                                                                    --------------   -------------
              Net earnings (loss)                                  $          196    $       (34)
              Dividends on preferred stock                                    (32)            -
                                                                    --------------   -------------
              Net earnings (loss) applicable to common stock       $          164    $       (34)
                                                                    ==============   =============



                                                                       March 31,        March 31,
                                                                         2001             2000
                                                                    --------------   -------------
              Common shares outstanding entire period                13,696,071        12,513,114

              Net weighted average common shares issued during
              period                                                    708,323            81,897
                                                                    --------------   -------------

              Weighted average number of common shares used in
              basic EPS                                              14,404,394        12,595,011

              Dilutive effect of stock options                           82,188                 -

              Dilutive effect of preferred stock                     10,306,669                 -
                                                                    --------------   -------------

              Weighted average number of common shares and
              dilutive potential common shares used in diluted
              EPS                                                    24,793,251        12,595,011
                                                                    ==============   =============


         For the three month period ended March 31, 2000 all of the options and warrants that were outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive. For the three month period ended March 31, 2001, all warrants and 698,450 options that were outstanding were not included in the computation because they were not in the money.

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

RESULTS OF OPERATIONS

SELECTED FINANCIAL INFORMATION


                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                 --------------------------------------
                                                       2001                2000
                                                 ------------------  ------------------
STATEMENTS OF OPERATIONS DATA:
Revenues.........................................         $ 14,030            $ 14,675
Gross profit.....................................            1,507               1,573
Selling, general and administrative..............              952               1,333
Research and development.........................               87                  19
Depreciation and amortization....................               64                 120
Interest expense.................................              140                 192
Net earnings (loss) .............................              196                 (34)




                                                   MARCH 31, 2001     DECEMBER 31, 2000
                                                 ------------------   -----------------
BALANCE SHEET DATA:
Cash and cash equivalents..........                 $   420              $   413
Working capital....................                  11,751               11,344
Total assets.......................                  39,624               31,564
Total liabilities..................                  20,417               12,553
Total shareholder's equity.........                  19,207               19,011


DISCUSSION

         Revenues for the first quarter of 2001 decreased by 4.4% to $14.0 million compared to $14.7 million for the first quarter of 2000. This decrease was primarily attributable to a decrease in cleanroom and related products contract awards. Revenues from cleanroom and related products decreased $0.25 million, or 2.2%, to $11.0 million for the first quarter of 2001 from $11.3 million during the first quarter of 2000. Additionally, the sale of other manufactured products decreased by $0.39 million. Revenues from other manufactured goods and services decreased to $3.0 million for the period ended March 31, 2001, as compared with $3.4 million for the period ended March 31, 2000.

         Gross profit for first quarter of 2001 decreased by 4.2% to $1.50 million from $1.57 million for the first quarter of 2000 but remained at 10.7% as a percentage of revenue for the first quarter of 2001 compared to 10.7% for the first quarter of 2000. The decrease in gross profit in the first quarter of 2001 as compared to the first quarter of 2000 was due largely to lower than anticipated profits from other manufactured goods and services not related to the semiconductor cleanroom industry. With the Company's efforts to develop a portion of its revenues from sources outside of the semiconductor industry by applying its product and engineering expertise in custom metal fabrication, airflow systems and panel production, the Company continues to experience cost inefficiencies due to ramp-up costs. However, it continues to be the Company's objective to identify, manufacture and sell other products that have high gross profit margin potential.

         Selling, general and administrative expenses for the first quarter of 2001 decreased 28.6% to $0.95 million, or 6.8% of revenue, compared to $1.3 million, or 9.1% of revenue for the first quarter of 2000. The decrease in selling, general and administrative expenses was the result of the Company's continued efforts to manage and reduce its operating cost structure. The reduction was primarily the result of reduced variable costs and payroll and related expenses.

         Research and development expenses for the first quarter of 2001 increased 357.9% to $87,000, compared to $19,000 for the first quarter of 2000. This increase is primarily attributable to the Company's efforts to design advanced cleanroom component systems to better position itself for what it believes will be the next generation of cleanroom design, primarily for the semiconductor industry. The Company continues to fund research and development to improve its existing products and develop new products in its diversification program.

         Interest expense for the first quarter of 2001 decreased to $140,000, compared to $192,000 for the first quarter of 2000. This decrease was directly related to decreased borrowings against the Company's credit line during the first quarter of 2001, compared to borrowings during the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 2001 was $11.8 million, compared to $11.3 million at December 31, 2000. This includes cash and cash equivalents of $420,000 at March 31, 2001 and $413,000 at December 31, 2000. The Company's
operations used $243,000 of cash during the first quarter of 2001, compared to using $158,000 of cash from operations during the first quarter of 2000. During the first quarter of 2001, the Company experienced a net increase in receivables of $7.4 million, mostly attributable to the Company's European operations, and an increase in costs and estimated earnings in excess of billings on contracts in progress of $0.4 million. In addition, accounts payable and accrued liabilities increased by $3.0 million and billings in excess of costs and estimated earnings on contracts in progress increased by $4.4 million, also mostly attributable to the Company's European operations.

         During the three months ended March 31, 2001, the Company maintained a revolving line of credit with a domestic bank for the lesser of $3,750 or the available borrowing base. The interest rate is floating and is computed at prime plus 4.5 percent (13.0% as of March 31, 2001). The line of credit requires monthly payments of interest. The Company had $3,033 in borrowings against the line at March 31, 2001 ($2,603 at December 31, 2000). The line of credit originally expired October 31, 1999 and was extended to December 31, 2000. During the three months ended March
31, 2001, the Company signed an extension of the line of credit through April 30, 2001. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At times during 2000 and the three months ended March 31, 2001 and at both December 31, 2000 and March 31, 2000, the Company was not in compliance with certain indebtedness covenants. Subsequent to March 31, 2001 the Company signed an extension of the line of credit through July 31, 2001, which included a waiver for the non-compliance with the covenants as of April 30, 2001. The Company is currently reviewing several financing alternatives.

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

         The Company is exposed to interest rate changes primarily in relation to its revolving credit line debt with a bank. The fair value of the Company's total revolving credit line debt at March 31, 2001 was $3.0 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at March 31, 2001. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

         The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since funds generated in a foreign currency on projects outside the United States are typically kept in the country in which such funds are generated and are not typically repatriated to the United States, and goods and services provided by the Company are typically priced in United States dollars. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, as the preponderance of our foreign sales occur over short periods of time or are denominated in U.S. dollars.

                           PART II - OTHER INFORMATION

Item 5.   OTHER INFORMATION

         On April 11, 2001 the Company received a Nasdaq Staff Determination indicating that the Company fails to comply with the $1.00 per share minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5), and that the Company's common stock is, therefore, subject to delisting from the Nasdaq National Market. The Company has appealed the Staff Determination and has requested an oral hearing before a Nasdaq Listing Qualifications Panel. The hearing on the Company's appeal is scheduled for June 1, 2001.

         In order to achieve compliance with the minimum bid price requirement of Marketplace Rule 4450(a)(5), the Company is proposing that it complete a four-to-one reverse stock split. The Company has filed a definitive proxy statement for its annual meeting of shareholders to be held on May 30, 2001 that contains a proposal authorizing the Board of Directors to complete a four-to-one reverse stock split at the Board's discretion. In a written submission filed with the Nasdaq Listing Qualifications Panel, the Company is appealing the Staff Determination and is also seeking an extension of time in which to comply with the minimum bid price standard in order to allow the Company time to complete a reverse stock split. There can be no assurance that the Panel will grant the Company's request for continued listing or its request for additional time in which to comply with the applicable listing standards. If the Company's common stock is delisted from the Nasdaq National Market, the stock should, nevertheless, be eligible to be quoted on the OTC Bulletin Board.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                           None

                  (b)      Reports on Form 8-K.

                           A report on Form 8-K was filed on February 22, 2001 reporting that the Company had released a news release announcing the appointment of Michael J. Shea as President of the Company and Robert G. Chamberlain as Co-Chairman of the Board of Directors.

                           A report on Form 8-K was filed on March 26, 2001 reporting that the Company had released a news release announcing the Company's financial results for the fourth quarter of 2000 and for fiscal year 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.

                              DAW TECHNOLOGIES, INC.

                              By:   /s/ Michael J. Shea
                                  --------------------------------------
                                   Michael J. Shea
                                   President



                              By:   /s/ B.J. Mendenhall
                                  --------------------------------------
                                   B.J. Mendenhall
                                   Chief Financial Officer,
                                   Principal Financial and Accounting Officer