Form 10-Q
period 2001-06-30
DAW TECHNOLOGIES INC /UT
filed 2001-08-14
CIK 882159

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

     or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                                     0-21818
                       ----------------------------------
                              (Commission File No.)

                             DAW TECHNOLOGIES, INC.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             UTAH                                                87-0464280
--------------------------------                             -------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


                               2700 SOUTH 900 WEST
                           SALT LAKE CITY, UTAH 84119
    ------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


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

     As of August 14, 2001, the Registrant had 3,761,805 shares of Common Stock, $0.01 par value, outstanding.

                             Daw Technologies, Inc.

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION...................................................    1

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - June 30, 2001 and
        December 31, 2000 (unaudited)...........................................    2

        Condensed Consolidated Statements of Earnings - Three months and six
        months ended June 30, 2001 and 2000 (unaudited).........................    3

        Condensed Consolidated Statements of Cash Flows - Six months ended
        June 30, 2001 and 2000 (unaudited)......................................    4

        Notes to Condensed Consolidated Financial Statements (unaudited)........    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...................................................   10

Item 3. Qualitative and Quantitative Disclosures About Market Risk..............   13


PART II OTHER INFORMATION.......................................................   14

Item 2. Changes in Securities and Use of Proceeds...............................   14

Item 4. Submission of Matters to a Vote of Security Holders.....................   14

Item 6. Exhibits and Reports on Form 8-K........................................   15

Signatures......................................................................   16


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements for the three and six months ended June 30, 2001 and June 30, 2000 and the balance sheet as of June 30, 2001 included herein have not been audited by independent public accountants, but, in the opinion of the management of Daw Technologies, Inc. (the "Company"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2001.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

                     Daw Technologies, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                     June 30,          Dec. 31,
                                                                       2001              2000
                                                                     --------          --------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                       $  1,916          $    413
     Accounts receivable, net                                          15,128             9,878
     Costs and estimated earnings in excess
         of billings on contracts in progress                           7,604             8,546
     Inventories, net                                                   1,580             1,977
     Deferred income taxes                                                601               601
     Other current assets                                                 685             2,383
                                                                     --------          --------
               Total current assets                                    27,514            23,798

PROPERTY AND EQUIPMENT -  NET, AT COST                                  2,158             2,404
DEFERRED INCOME TAXES                                                   4,359             4,527
OTHER ASSETS                                                              825               835
                                                                     --------          --------
                                                                     $ 34,856          $ 31,564
                                                                     ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Checks written in excess of cash in bank                        $     --          $     22
     Accounts payable and accrued liabilities                           9,858             8,831
     Billings in excess of costs and estimated
         earnings on contracts in progress                              2,249               910
     Line of credit                                                     3,240             2,603
     Current portion of long-term obligations                             150                88
                                                                     --------          --------
               Total current liabilities                               15,497            12,454

LONG TERM OBLIGATIONS, less current portion                                51                99

COMMITMENTS AND CONTINGENCIES                                              --                --

SHAREHOLDERS' EQUITY
     3% Series A Convertible Preferred stock, authorized
         10,000,000 shares of $0.01 par value; 411 shares
         issued and outstanding at June 30, 2001 and 465
         shares on December 31, 2000                                       --                --
     Common stock, authorized 50,000,000 shares of $0.01 par
         value; issued and outstanding 3,761,805 shares at
         June 30, 2001 and 3,424,029 at December 31, 2000                  38                34
     Additional paid-in-capital                                        21,705            21,709
     Accumulated deficit                                               (2,435)           (2,732)
                                                                     --------          --------
               Total shareholders' equity                              19,308            19,011
                                                                     --------          --------
                                                                     $ 34,856          $ 31,564
                                                                     ========          ========

            See accompanying notes to condensed financial statements.

                     Daw Technologies, Inc. and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (in thousands, except per share data)


                                                         Three months ended                         Six months ended
                                                               June 30,                                  June 30,
                                                      2001                 2000                2001                  2000
                                                  -----------          -----------          -----------          -----------
Revenues                                          $    13,575          $    15,011          $    27,605          $    29,686
Cost of goods sold                                     11,858               12,251               24,381               25,353
                                                  -----------          -----------          -----------          -----------
             Gross profit                               1,717                2,760                3,224                4,333

Operating expenses
    Selling, general and administrative                 1,165                1,673                2,117                3,025
    Research and development                               76                   --                  163                   --
    Depreciation and amortization                         118                   88                  182                  208
                                                  -----------          -----------          -----------          -----------
                                                        1,359                1,761                2,462                3,233
                                                  -----------          -----------          -----------          -----------
             Earnings from operations                     358                  999                  762                1,100

Other income (expense)
    Interest                                             (131)                (223)                (271)                (415)
    Other, net                                            (67)                  11                  (18)                  68
                                                  -----------          -----------          -----------          -----------
                                                         (198)                (212)                (289)                (347)
                                                  -----------          -----------          -----------          -----------
             Earnings before income taxes                 160                  787                  473                  753

Income taxes                                               59                  251                  176                  251
                                                  -----------          -----------          -----------          -----------
             NET EARNINGS                         $       101          $       536          $       297          $       502
                                                  ===========          ===========          ===========          ===========
Earnings per common share
    Basic                                         $      0.02          $     (0.65)         $      0.06          $     (0.68)
    Diluted                                              0.02                (0.65)                0.05                (0.68)
Weighted-average common and dilutive
   common equivalent shares outstanding
    Basic                                           3,755,563            3,296,467            3,678,763            3,218,810
    Diluted                                         6,220,533            3,301,797            6,167,646            3,228,819

            See accompanying notes to condensed financial statements.

                     Daw Technologies, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                      Six months ended
                                                                          June 30,
                                                                   2001              2000
                                                                  -------          -------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net earnings                                              $   297          $   502
        Adjustments to reconcile net earnings to net
        cash provided by (used in) operating activities
             Depreciation and amortization                            521              563
             Deferred income taxes                                    168              109
             Provision for losses on accounts receivable              105               --
             Changes in assets and liabilities
                Account receivables                                (5,355)          (1,756)
                Costs and estimated earnings in excess
                  of billings on contracts in progress                942           (4,620)
                Inventories                                           397              415
                Other current assets                                1,698             (107)
                Accounts payable
                  and accrued liabilities                           1,027            1,446
                Billings in excess of costs and estimated
                  earnings on contracts in progress                 1,339              935
                Other assets                                           10               67
                                                                  -------          -------
                     Net cash provided by (used in)
                        operating activities                        1,149           (2,446)
                                                                  -------          -------
    Cash flows from investing activities
        Payments for purchase of property
           and equipment                                             (275)            (105)
        Proceeds from disposition of property
           and equipment                                               --              150
                                                                  -------          -------
                     Net cash provided by (used in)
                        investing activities                         (275)              45
                                                                  -------          -------



            See accompanying notes to condensed financial statements.

                     Daw Technologies, Inc. and Subsidiaries

                                   (Unaudited)
                        (in thousands, except share data)

                                                                           Six months ended
                                                                               June 30,
                                                                        2001              2000
                                                                       -------          -------
Cash flows from financing activities
        Decrease in checks written in excess of cash in bank               (22)            (248)
        Net change in line of credit                                       637           (1,049)
        Proceeds from issuance of stock                                     --            5,033
        Payments on long-term obligations                                  (50)            (190)
        Increase in long-term obligations                                   64               --
                                                                       -------          -------
                     Net cash provided by financing activities             629            3,546
                                                                       -------          -------
                     Net increase in cash
                        and cash equivalents                             1,503            1,145

Cash and cash equivalents at beginning of period                           413              296
                                                                       -------          -------
Cash and cash equivalents at end of period                             $ 1,916          $ 1,441
                                                                       =======          =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
    Interest                                                           $   271          $   415
    Income taxes                                                            --               --

            See accompanying notes to condensed financial statements.

                     Daw Technologies, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


     1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared by Daw Technologies, Inc. and Subsidiaries (the "Company" or "Daw") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These financial statements and footnote disclosures in this Form 10-Q for the three and six months ended June 30, 2001 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

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

     3.   LINE OF CREDIT

     During the six months ended June 30, 2001, the Company maintained a revolving line of credit with a domestic bank for the lesser of $4.0 million or the available borrowing base. The interest rate is floating and is computed at prime plus 4.5 percent (11.75% as of June 30, 2001). The line of credit requires monthly payments of interest. The Company had $3,240 in borrowings against the line at June 30, 2001 ($2,603 at December 31, 2000). The line of credit originally expired October 31, 1999 and has been extended several times, most recently through January 31, 2002. The line of credit is collateralized by certain domestic receivables, fixed assets and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. The most recent amendment included a reduction of the credit line to $3.0 million as of September 1, 2001 and an additional fixed charge loan covenant requiring a ratio of 1.25 to 1.00 on a year-to-date basis. As of June 30, 2001 the Company is in compliance with the new loan covenants. The Company is currently reviewing several financing alternatives.

                     Daw Technologies, Inc. and Subsidiaries

                                   (Unaudited)
                        (in thousands, except share data)

     4.   SEGMENT INFORMATION

     The Company had two reportable segments for the three months and six months ended June 30, 2001 and 2000, namely 1) cleanrooms and related products and 2) other manufactured goods and services. The Company evaluates performance of each segment based on earnings or loss from operations. The Company's reportable segments are similar in manufacturing processes and are tracked similarly in the accounting system. The manufacturing process for each segment uses the same manufacturing facilities and overhead is allocated similarly to each segment. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities, and manufacturing overhead.

Segment information for the cleanrooms and related products and other manufactured goods and services are as follows:

                                                 Three Months                       Six Months
                                                 Ended June 30,                   Ended June 30,
                                           -------------------------          --------------------------
                                             2001             2000             2001               2000
                                           --------         --------          --------          --------
Revenues
   Cleanrooms and related products         $ 11,233         $  9,493          $ 23,110          $ 20,762
   Other manufactured goods and
      services                                2,342            5,518             4,495             8,924
                                           --------         --------          --------          --------
                Totals                     $ 13,575         $ 15,011          $ 27,605          $ 29,686
                                           ========         ========          ========          ========
Earnings (loss) from operations
   Cleanrooms and related products         $    278         $  1,178          $    986          $  1,339
   Other manufactured goods and
      services                                   80             (179)             (224)             (239)
                                           --------         --------          --------          --------
                Totals                     $    358         $    999          $    762          $  1,100
                                           ========         ========          ========          ========

                                           June 30,      December 31,
                                             2001            2000
                                           --------      ------------
Total assets
   Cleanrooms and related products         $24,374         $22,021
   Other manufactured goods and
       services                              2,532           1,712
   Manufacturing and corporate               7,950           7,831
                                           -------         -------
                 Totals                    $34,856         $31,564
                                           =======         =======


                     Daw Technologies, Inc. and Subsidiaries

                                   (Unaudited)
                        (in thousands, except share data)


     5.   EARNINGS (LOSS) PER COMMON SHARE

     The following data show the shares used in computing earnings (loss) per common share including the effect on net earnings (loss) for preferred stock dividends and a beneficial conversion feature associated with preferred stock. The following data also show the weighted average number of shares and rights to acquire shares with dilutive potential. For 2000, earnings applicable to common stock include a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 2000 Series A Preferred Stock. The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A Preferred Stock can be converted and the value assigned to the Series A Preferred Stock in the private placement. The imputed dividend is a one-time, non-cash charge decreasing the net earnings per common share.

                                                        Three months ended                         Six months ended
                                                             June 30,                                  June 30,
                                                 --------------------------------          --------------------------------
                                                    2001                  2000                2001                  2000
                                                 -----------          -----------          -----------          -----------
Net earnings                                     $       101          $       536          $       297          $       502

Dividends on preferred stock                             (31)                 (24)                 (63)                 (24)

Imputed dividends from beneficial
conversion feature                                        --               (2,666)                  --               (2,666)
                                                 -----------          -----------          -----------          -----------
Net earnings (loss) applicable
to common stock                                  $        70          $    (2,154)         $       234          $    (2,188)
                                                 ===========          ===========          ===========          ===========

Common shares outstanding entire period            3,731,909            3,208,114            3,424,029            3,128,279

Weighted average common shares
issued during period                                  23,654               88,353              254,734               90,531
                                                 -----------          -----------          -----------          -----------
Weighted average number of common
shares used in basic EPS                           3,755,563            3,296,467            3,678,763            3,218,810

Dilutive effect of stock options                      10,602                1,306               15,575                9,003

Dilutive effect of warrants                               --                4,024                   --                1,006

Dilutive effect of preferred stock                 2,454,368                   --            2,473,308                   --
                                                 -----------          -----------          -----------          -----------
Weighted average number of common shares
and dilutive potential common shares
used in diluted EPS                                6,220,533            3,301,797            6,167,646            3,228,819
                                                 ===========          ===========          ===========          ===========


For the six month period ended June 30, 2001 all warrants and 176,113 options that were outstanding were not included in the computation because they were anti-dilutive. For the three months ended June 30, 2000, 14,583 warrants and 122,196 options and for the six months ended June 30, 2000, 14,583 warrants and 82,317 options were not included in the computation of diluted EPS because they were anti-dilutive. For the three and six months ended June 30, 2000, 1,319,748 shares of preferred stock are not included in the computation of diluted EPS because the imputed dividend from the beneficial conversion causes the assumed conversion to be anti-dilutive.

The share data have been retroactively restated for the four to one reverse stock split discussed in Note 6.

                     Daw Technologies, Inc. and Subsidiaries

                                   (Unaudited)
                        (in thousands, except share data)


     6.   SUBSEQUENT EVENTS

     All references to the number of shares and per share amounts have been restated to give retroactive effect to the four-to-one reverse stock split for all periods presented.

     At the Company's annual meeting of shareholders on May 30, 2001, the Company's shareholders approved a four-to-one reverse split of the Company's common stock. The Company's board of directors approved the four-to-one reverse stock split at its annual meeting, also held on May 30, 2001. The four-to-one reverse stock split was effective as of the open of business on Monday, July 2, 2001. As of that date, the total number of shares of common stock outstanding was reduced from 15,047,176 shares to 3,761,805 shares (subject to adjustment due to rounding up of fractional shares), and the number of shares subject to outstanding warrants and options granted by the Company was reduced from 1,536,950 shares to 385,113 shares (subject to adjustment due to rounding up of fractional shares). The reverse stock split also reduced by one-fourth the number of shares of common stock issuable upon conversion of the Company's outstanding Convertible Series A Preferred Stock.

     Because the reverse stock split applied to all issued and outstanding shares of common stock and outstanding rights to purchase common stock or to convert other securities into common stock, the reverse stock split did not alter the relative rights and preferences of existing shareholders.

     To effect the reverse stock split, the Company filed with the Utah State Department of Commerce, Division of Corporations, on June 27, 2001 Articles of Amendment of the Articles of Incorporation. In addition to effecting the reverse split of the Company's common stock, the Articles of Amendment also extended the automatic conversion date of the Company's outstanding shares of Series A Preferred Stock by an additional twelve months.


5. INVENTORIES

     Inventories consist of the following:



                                             June 30,              December 30,
                                              2001                     2000
                                           -----------            -------------


             Raw materials                 $    1,658             $    2,277
             Work in progress                     222                     --
                                           -----------            --------------
                                                1,880                  2,277
     Less allowance for obsolescence              300                    300
                                           -----------            --------------
               Total                       $    1,580             $    1,977
                                           ===========            ==============

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

RESULTS OF OPERATIONS (Data in the tables are in thousands)

Selected Financial Information

                              Three months ended              Six months ended
                                  June 30,                        June 30,
                           -----------------------         -----------------------
                            2001             2000            2001           2000
                           -------         -------         -------         -------
Revenues                   $13,575         $15,011         $27,605         $29,686

Gross profit                 1,717           2,760           3,224           4,333

Operating expenses           1,359           1,761           2,462           3,233

Net earnings               $   101         $   536         $   297         $   502

                                   June 30,       December 31,
                                     2001            2000
                                   -------        ------------
BALANCE SHEET DATA:

Cash and cash equivalents          $ 1,916         $   413
Working capital                     12,017          11,344
Total assets                        34,856          31,564
Total liabilities                   15,548          12,553
Total shareholders' equity          19,308          19,011

     Revenues for the three months ended June 30, 2001 decreased by 9.6% to $13.6 million compared to $15.0 million for three months ended June 30, 2000. Revenues for the six months ended June 30, 2001 decreased by 7.0% to $27.6 million compared to $29.7 million for the six months ended

June 30, 2000. The decrease in revenues is primarily attributable to a decrease in capital spending by the semiconductor industry following the recent semiconductor industry downturn. The downturn resulted in fewer large cleanroom-related contract awards during the first six months of 2001. During the first six months of 2001 the Company's customers were building fewer large cleanroom-related facilities in lieu of more numerous smaller facilities.

     Gross profit for the second quarter of 2001 decreased by 37.8% to $1.7 million from a gross profit of $2.8 million for the second quarter of 2000 and decreased as a percentage of revenue to 12.6% for the second quarter of 2001 from 18.4% for the second quarter of 2000. Gross profit for the six months ended June 30, 2001 decreased by 25.6% to $3.2 million from a gross profit of $4.3 million for the six months ended June 30, 2000 and decreased as a percentage of revenue to 11.7% for the six months ended June 30, 2001 from 14.6% for the six months ended June 30, 2000.

     The recent downturn in capital spending by the semiconductor industry resulted in a price competitive bidding environment as well as fewer large cleanroom projects to bid. The Company is continuing its strategy to outsource cleanroom component parts, which management believes will enable the Company to offer its customers a wider range of cleanroom solutions at competitive prices. Management hopes that this strategy will enable the Company to be more flexible in the current environment and maintain its gross profit margins during the remainder of 2001.

     The Company continues its efforts to develop revenues from sources outside of the semiconductor industry by applying its product and engineering expertise in advanced custom metal fabrication, airflow systems and composite panel production. The Company may experience cost inefficiencies due to ramp-up costs as a variety of non-semiconductor products are evaluated and tested. However, it is the Company's objective to identify, manufacture and sell other products that have high gross profit margin potential.

     In March of 2001, the Company announced plans to develop a business relationship in China. The intent of this relationship is to focus on cleanroom systems and components for the electronics, pharmaceutical and medical device industries throughout China. The Company feels that China has taken great strides to attract high-tech companies and is moving toward becoming the new center of Asian manufacturing. In this regard, the Company has identified the parties to be involved in the relationship, has targeted and visited proposed manufacturing sites, and hopes to complete a transaction by year end.

     Selling, general and administrative expenses for the second quarter of 2001 decreased by 30.4% to $1.2 million compared to $1.7 million for the second quarter of 2000, and decreased as a percentage of revenue to 8.6% for the second quarter of 2001 from 11.1% for the second quarter of 2000. For the six months ended June 30, 2001, selling, general and administrative expenses decreased by 30.0% to $2.1 million compared to $3.0 million for the six months ended June 30, 2000, and decreased as a percentage of revenue to 7.7% for the six months ended June 30, 2001 from 10.2% for the six months ended June 30, 2000.

     The decrease in selling, general and administrative expenses was largely the result of the Company's continued efforts to manage and reduce its operating cost structure in response to the most recent semiconductor industry downturn. The reduction was primarily the result of reduced payroll and related expenses.

     Research and development expense for the second quarter of 2001 increased to $76,000 compared to zero for the second quarter of 2000. Research and development expense for the six months ended June 30, 2001 increased to $163,000 compared to zero for the six months ended June 30, 2000. Although the Company's strategy includes outsourcing cleanroom component parts, there has been an increase in demand for several of the Company's component parts related to 300 mm cleanroom technology. As a result, the Company is moving forward in increasing its research and development of

300 mm cleanroom component products. The Company will continue to fund future research and development projects to improve existing products or develop new products as part of its diversification program.

     Depreciation and amortization expense, not included in cost of goods sold, for the three months ended June 30, 2001 increased 34.1% to $118,000 compared to $88,000 for the three months ended June 30, 2000. Depreciation and amortization expense for the six months ended June 30, 2001 decreased 12.5% to $182,000 compared to $208,000 for the six months ended June 30, 2000. The increase in depreciation and amortization expense for the three months ended June 30, 2001 is primarily due to depreciation associated with new equipment. The decrease in depreciation and amortization expense for the six months ended June 30, 2001 is primarily due to certain equipment becoming fully depreciated either before or during the period.

     Interest expense for the three months ended June 30, 2001 decreased 41.3% to $131,000 compared to $223,000 for the three months ended June 30, 2000. Interest expense for the six months ended June 30, 2001 decreased 34.7% to $271,000 compared to $415,000 for the six months ended June 30, 2000. The decreases in interest expense during both the three and the six months ended June 30, 2001 are primarily the result of a decrease in borrowings against the Company's line of credit through June 30, 2001, compared with borrowings through the same period during 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 2001 was $12.0 million compared to $11.3 million at December 31, 2000. This includes cash and cash equivalents of $1.9 million at June 30, 2001 and $413,000 at December 31, 2000. The Company's operations provided $1.1 million of cash during the six months ended June 30, 2001, compared to $2.4 million of cash used in operations during the six months ended June 30, 2000. During the six months ended June 30, 2001, the Company experienced increases in accounts payable and accrued liabilities, billings in excess of costs and estimated earnings on contracts in progress, the line of credit and accounts receivable. In addition, the Company experienced decreases in costs and estimated earnings in excess of billings on contracts in progress, inventories, and other current assets during the six months ended June 30, 2001. Included in the decrease in other current assets of approximately $1.7 million was the collection of approximately $1.1 million of a tax refund receivable in Israel.

     During the six months ended June 30, 2001, the Company maintained a revolving line of credit with a domestic bank for the lesser of $4.0 million or the available borrowing base. The interest rate is floating and is computed at prime plus 4.5 percent (11.75% as of June 30, 2001). The line of credit requires monthly payments of interest. The Company had $3,240 in borrowings against the line at June 30, 2001 ($2,603 at December 31, 2000). The line of credit originally expired October 31, 1999 and has been extended several times, most recently through January 31, 2002. The line of credit is collateralized by certain domestic receivables, fixed assets and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. The most recent amendment included a reduction of the credit line to $3.0 million as of September 1, 2001 and an additional fixed charge loan covenant requiring a ratio of 1.25 to 1.00 on a year-to-date basis. As of June 30, 2001 the Company is in compliance with the new loan covenants. The Company is currently reviewing several financing alternatives.

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

INFORMATION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "HOPE," "ESTIMATE," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN THIS REPORT, DESCRIBED FROM TIME TO TIME IN THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, OR DISCUSSED IN THE COMPANY'S PRESS RELEASES. ACTUAL RESULTS MAY VARY MATERIALLY FROM EXPECTATIONS. THE COMPANY WILL NOT UPDATE FORWARD-LOOKING STATEMENTS, EXCEPT AS REQUIRED BY LAW.

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

     The Company is exposed to interest rate changes primarily in relation to its revolving credit line debt with a bank. The fair value of the Company's total revolving credit line debt at June 30, 2001 was $3.2 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at June 30, 2001. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

     The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since funds generated in a foreign currency on projects outside the United States are typically kept in the country in which such funds are generated and are not typically repatriated to the United States. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, as the preponderance of our foreign sales occur over short periods of time or are denominated in U.S. dollars.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       REVERSE STOCK SPLIT AND AMENDMENT OF THE ARTICLES OF INCORPORATION

At the Company's annual meeting of shareholders on May 30, 2001, the Company's shareholders approved a four-to-one reverse split of the Company's common stock. The Company's board of directors approved the four-to-one reverse stock split at its annual meeting, also held on May 30, 2001. The four-to-one reverse stock split was effective as of the open of business on Monday, July 2, 2001. As of that date, the total number of shares of common stock outstanding was reduced from 15,047,176 shares to 3,761,805 shares (subject to adjustment due to rounding up of fractional shares), and the number of shares subject to outstanding warrants and options granted by the Company was reduced from 1,536,950 shares to 385,113 shares (subject to adjustment due to rounding up of fractional shares). The reverse stock split also reduced by one-fourth the number of shares of common stock issuable upon conversion of the Company's outstanding Convertible Series A Preferred Stock.

     Because the reverse stock split applied to all issued and outstanding shares of common stock and outstanding rights to purchase common stock or to convert other securities into common stock, the reverse stock split did not alter the relative rights and preferences of existing shareholders.

     To effect the reverse stock split, the Company filed with the Utah State Department of Commerce, Division of Corporations, on June 27, 2001 Articles of Amendment of the Articles of Incorporation. In addition to effecting the reverse split of the Company's common stock, the Articles of Amendment also extended the automatic conversion date of the Company's outstanding shares of Series A Preferred Stock by an additional twelve months.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The registrant held its Annual Meeting of Shareholders on May 30, 2001. A total of 15,047,176 shares of common stock before the four to one reverse stock split were issued and outstanding and entitled to vote at such meeting, of which 13,301,130 shares were represented in person or by proxy at the Annual Meeting of Shareholders. The shareholders elected the following directors of the Company until the 2002 Annual Meeting of Shareholders or until their successors are duly elected and qualified:

NAME OF NOMINEE                        VOTES FOR          VOTES AGAINST           ABSTENTIONS
---------------                        ---------          -------------           -----------
Ronald W. Daw                         12,996,568                --                   304,562
Robert G. Chamberlain                 13,000,468                --                   300,662
James S. Jardine                      13,000,068                --                   301,062
Robert J. Frankenberg                 13,005,068                --                   296,062
Virginia Gore-Giovale                 13,003,668                --                   297,462
Robert G. Teresi                      13,001,568                --                   299,562
Michael J. Shea                       13,001,568                --                   299,562

     The shareholders also approved the proposal to authorize the Board of Directors to effect a four-to-one reverse stock split at any time prior to May 31, 2002 by a vote of 12,965,908 for, 281,802 against and 53,420 abstentions.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

                                                                 INCORPORATED BY REFERENCE/
EXHIBIT NO.     DESCRIPTION                                 FILED HEREWITH (AND SEQUENTIAL PAGE #)
-----------     ----------------------------------------    --------------------------------------
    4.5         Articles of Amendendment of the Articles    Filed herewith.
                of Incorporation

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.


                                        DAW TECHNOLOGIES, INC.

                                        By: /s/ Michael J. Shea
                                            ---------------------------------
                                            Michael J. Shea
                                            President

                                        By: /s/ B.J. Mendenhall
                                            ---------------------------------
                                            B.J. Mendenhall
                                            Chief Financial Officer,
                                            Principal Financial and Accounting
                                            Officer