Form 10-K/A
period 1999-12-31
DAW TECHNOLOGIES INC /UT
filed 2002-04-24
CIK 882159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                             DAW TECHNOLOGIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           UTAH                       0-21818                  87-0464280
----------------------------   ----------------------     ----------------------
(State or other jurisdiction   (Commission File No.)           (IRS Employer
   of incorporation)                                        Identification No.)

                               2700 SOUTH 900 WEST
                           SALT LAKE CITY, UTAH 84119
                      ------------------------------------
          (Address of principal executive offices, including zip code)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on April 11, 2000, was approximately $14,166,439. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

     As of April 14, 2000, the Registrant had 12,832,454 shares of Common Stock outstanding.

================================================================================

     This amendment on Form 10-K/A amends Items 6, 7, 8 and 14 of the Annual Report for Daw Technologies, Inc. (the "Company") on Form 10-K previously filed for the year ended December 31, 1999. This Annual Report on Form 10-K/A is filed in connection with the Company's restatement of its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, March 31, 2001 and June 30, 2001 as well as for the years ended December 31, 1999 and December 31, 2000. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Annual Report on Form 10-K/A is as of the date of the original filing.

                                TABLE OF CONTENTS

ITEM 6.   SELECTED FINANCIAL DATA....................................................................................2

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................3

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................................10

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................................11

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

                                     PART 2

ITEM 6. SELECTED FINANCIAL DATA

       The following table sets forth selected financial data of the Company. The summary financial data in the table is derived from the financial statements of the Company. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (in thousands, except per share data).

                                                                          YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                   1999(1)       1998         1997          1996           1995
                                                  ----------   ----------   ----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
Revenues................................          $   44,011   $   53,078   $   52,541    $   112,826    $    70,635
Cost of goods sold......................              44,050       51,223       47,272         97,364         63,484
                                                  ----------   ----------   ----------    -----------    -----------
Gross profit (loss).....................                 (39)       1,855        5,269         15,462          7,151
                                                  ----------   ----------   ----------    -----------    -----------
Selling, general and administrative
expenses................................               7,348        6,513        8,373         10,274          6,333
Research and development................                 214          293          246            282            255
Depreciation and amortization...........                 704          563          431            400            219
Restructuring charges...................               1,839            -            -              -              -
                                                  ----------   ----------   ----------    -----------    -----------
Total operating expenses................              10,105        7,369        9,050         10,956          6,807
                                                  ----------   ----------   ----------    -----------    -----------
Earnings (loss) from operations.........             (10,144)      (5,514)      (3,781)         4,506            344
Other income (expense), net.............                (677)        (483)        (344)           352            119
                                                  ----------   ----------   ----------    -----------    -----------
Earnings (loss) before income taxes.....             (10,821)      (5,997)      (4,125)         4,858            463

Income taxes (benefit)..................              (1,092)      (2,075)      (1,866)         1,548            176
                                                  ----------   ----------   ----------    -----------    -----------
NET EARNINGS (LOSS) ....................          $   (9,729)  $   (3,922)  $   (2,259)   $     3,310    $       287
                                                  ==========   ==========   ==========    ===========    ===========
Earnings (loss) per common share
    Basic...............................          $    (0.78)  $    (0.32)  $    (0.18)   $      0.27    $      0.02
    Diluted.............................          $    (0.78)  $    (0.32)  $    (0.18)   $      0.27    $      0.02

Weighted-average common and dilutive
common equivalent shares outstanding
    Basic...............................              12,502       12,440       12,416         12,350         12,148
    Diluted.............................              12,502       12,440       12,416         12,393         12,365

                                                                           DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                     1999        1998         1997          1996           1995
                                                  ----------   ----------   ----------    -----------    -----------
BALANCE SHEET DATA:
Cash and cash equivalents................         $      296   $    2,140   $    5,802    $     3,258    $    5,885
Working capital..........................                973       10,674       15,248         17,112        15,431
Total assets.............................             24,875       30,841       32,364         49,495        40,072
Total liabilities........................             16,572       12,714       11,664         26,557        20,633
Total shareholders' equity...............              8,303       18,127       20,700         22,938        19,409

     (1) Amounts for 1999 are presented as restated. See Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations--Restatements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

GENERAL

     The Company's principal line of business is providing an integrated systems solution of cleanrooms and cleanroom component systems for the semiconductor industry. In recent years, the Company has typically had one to three significant customers, each of whom accounted for approximately 10% or more of the Company's annual revenues; these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature and continues to be adversely affected by the industry downturn that began in the latter part of 1996. Capital spending by semiconductor manufacturers has generally followed chip sales. As chip sales increased from around $50 billion per year in the late 1980s to a peak of $150 billion in 1995, capital spending on equipment and facilities by the chip manufacturers surged to $45 billion from about $12 billion during the same period of time. As chip sales have declined over the past three years to about $122 billion in 1999, capital spending on new equipment and facilities plunged to less than $30 billion in 1998. The Company's recovery cycle in relation to the award of cleanroom projects lags behind the semiconductor manufacturers' recovery in relation to chip sales.

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

RESTATEMENTS

     In November 2001, the Company determined that the consolidated financial information in the Company's Annual Reports on Form 10-K for the years ended December 31, 1999 and December 31, 2000 as well as the unaudited interim financial statements reported in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2000, June 30, 2000, September 30, 2000, March 31, 2001 and June 30, 2001 had been incorrectly compiled and reported primarily because of errors in the financial information reported by the Company's European operations.

     Prior to October 1999, most of the accounting for the Company's European operations was done at the Company's headquarters in the United States. In October 1999, the Company formed a wholly owned European subsidiary in Scotland known as Daw Technologies (Europe) Ltd. ("Daw Europe") to manage not only the UK subsidiary, but all of the Company's European operations. At that time, all European accounts were transferred to Daw Europe to manage, and Daw Europe personnel took over all of the accounting for all of the Company's foreign operations.

     Daw Europe's business grew very rapidly between 1999 and 2001, with annualized revenue almost doubling during that two-year period. During this period of rapid growth, Daw Europe was allowed significant autonomy, and its responsibilities included maintaining all of the financial records for not only the UK subsidiary, but all of the Company's operations throughout Europe and the Middle East.

     As it turns out, the accounting systems and personnel in the Daw Europe office were unable to keep pace with the rapid growth and growing complexity of the European business, including the fact that most of this revenue growth occurred outside of the United Kingdom. As a result, various problems occurred with respect to Daw Europe's accounting and financial reporting.

     One of the problems that developed involved the Company's recognition of revenue on construction projects. In accordance with generally accepted accounting principles, Daw recognizes revenue on its long term construction projects based on the percentage of completion method of accounting. The primary accounting system used by Daw Europe did not include a revenue recognition feature that would allow it to accurately recognize revenue on its various projects based on percentage of completion. Daw Europe personnel therefore created a financial spreadsheet to help account for the recognition of revenue on its numerous European projects. This method of tracking and accounting for contracts in progress resulted in some problems, including the following:

  1. Some of the formulas in the Daw Europe spreadsheet did not properly calculate atypical situations, such as costs exceeding budget.

  2. When the numbers derived from formulas seemed incorrect, accounting personnel in Daw Europe would, in some instances, override formulas in the spreadsheet by inputting numbers directly into the spreadsheet. This damaged the underlying integrity and reliability of the spreadsheet.

  3. Budget estimates were not updated in the spreadsheets for currency fluctuations, and currency rates were only changed in the Daw Europe accounting system periodically.

  4. The Daw Europe spreadsheet was not always properly updated to reflect changes to contract terms.

     In addition to the problems with the spreadsheet maintained by Daw Europe, there were also problems in the consolidation process of European accounts with the United States accounts. For example, European costs incurred through the United States accounts were, in some instances, not properly considered in the consolidation process, thus resulting in an understatement of costs and liabilities.

     Also, the Company noted that certain projects in Israel were either not recorded or were not properly recorded on the financial records of Daw Europe. When Daw Europe recorded transactions associated with the Company's projects in Israel, instead of always obtaining objective accounting documentation, the accounting personnel, in some instances, relied on informal data and statements by project managers. Some of this informally gathered information proved to be incomplete and subsequently required an adjustment.

     Finally, the restated financial statements also contain certain reclassifications and other adjustments such as: (a) foreign currency translation and transactions gains/losses related to foreign operations, (b) intercompany errors and (c) amortization of leasehold improvements.

     The Company's financial statements for 1999, 2000 and the first two quarters of 2001 have been restated to correct the errors noted above. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

     The impact of these adjustments on the Company's 1999 financial results and financial condition as originally reported is summarized below (in thousands, except per share data):

                    CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                                  Year Ended
                                                               December 31, 1999
                                                     -------------------------------------
                                                        As
                                                     Previously         As
                                                     Reported        Restated     Change
                                                     ----------     ---------    ---------
Revenues                                             $  45,206      $  44,011    $  (1,195)
Cost of goods sold                                      43,576         44,050          474
  Gross profit                                           1,630            (39)      (1,669)
Operating expenses                                       9,870         10,105          235
Loss from operations                                    (8,240)       (10,144)      (1,904)
Other income (expense), net                               (493)          (677)        (184)
Net loss                                                (7,641)        (9,729)      (2,088)

Loss per common share
  Basic                                              $   (0.61)     $   (0.78)   $   (0.17)
  Diluted                                                (0.61)         (0.78)       (0.17)

Weighted-average common and dilutive
common equivalent shares outstanding
  Basic
                                                        12,502         12,502            -
  Diluted                                               12,502         12,502            -

                         CONSOLIDATED BALANCE SHEET DATA

                                                               December 31, 1999
                                                     -------------------------------------
                                                        As
                                                     Previously         As
                                                     Reported        Restated     Change
                                                     ----------     ---------    ---------
Current assets                                       $  18,343      $  17,435    $    (908)
Property and equipment - net, at cost                    3,402          3,110         (292)
Other assets                                             4,330          4,330           -
                                                     ---------      ---------    ---------
  Total assets                                       $  26,075      $  24,875    $  (1,200)
                                                     =========      =========    =========

Current liabilities                                  $  15,457      $  16,462    $   1,005
Long-term obligations                                      110            110            -
Shareholders' equity                                    10,508          8,303       (2,205)
                                                     ---------      ---------    ---------
   Total liabilities and shareholders' equity        $  26,075      $  24,875    $  (1,200)
                                                     =========      =========    =========

RESULTS OF OPERATIONS

Revenue from operations

                                               1999            Change        1998         Change          1997
                                               ----            ------        ----         ------          ----
Cleanrooms and related products               $30,775          (33.5)%     $ 46,298       (11.9)%        $ 52,541
Other products                                 13,236           95.2%         6,780       100.0%                -
Total revenue                                  44,011          (17.1)%       53,078         1.0%           52,541

     Revenue from cleanrooms and related products decreased 33.5% in 1999 to $30.8 million from $46.3 million in 1998. The decrease was due to the continued downturn in the semiconductor industry's capital expenditures for new fab facilities as more fully discussed above. During 1998, cleanroom contract revenue decreased by 11.9% to $46.3 million from $52.5 million in 1997. This decrease is primarily related to the downturn in the semiconductor industry as discussed above.

     Revenue from other products increased to $13.2 million in 1999 from $6.8 million in 1998. During 1998, revenue from other products was $6.8 million as compared to zero in 1997. The increase is due to the start-up and continuation of new lines of business, including the Company's line of sleeper cabs, contract manufacturing, and other product sales that were non-existent in 1997.

     NORTH AMERICA - Cleanroom revenue for the year ended December 31, 1999 decreased by 22.1% to $18.3 million from $23.5 million for the year ended December 31, 1998. As a percentage of total cleanroom revenue, North America revenue increased to 59.6% in 1999 compared to 50.8% in 1998. The decrease in North America contract revenue is primarily related to the continued downturn in the semiconductor industry as more fully discussed above.

     Revenue from other products was primarily attributable to sales of sleeper cabs and various contract manufactured products sold only in North America in 1999 and 1998.

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

     ASIA/PACIFIC RIM - Cleanroom revenue for the year ended December 31, 1999 decreased by 72.4% to $2.7 million from $9.8 million for the year ended December 31, 1998. As a percentage of total cleanroom revenue Asia/Pacific revenue decreased to 8.8% in 1999 compared to 21.2% in 1998. The decrease in revenue and percentage was directly related to the continued downturn in the semiconductor industry in the Asia/Pacific Rim and the Company's decision to pull out of this region. The Company has transferred ownership of its Asia branch to a former employee.

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

     EUROPE - Cleanroom revenue for the year ended December 31, 1999 decreased by 25.4% to $9.7 million from $13.0 million for the year ended December 31, 1998. As a percentage of total cleanroom revenue, European revenue increased to 31.6% in 1999 compared to 28.0% in 1998. Although the worldwide downturn in the semiconductor industry continued in 1999, it does not appear to have affected the European segment as dramatically as the Asian and North American markets.

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

GROSS PROFIT(LOSS)

                                               1999            Change        1998         Change          1997
                                               ----            ------        ----         ------          ----
Gross profit (loss)                           $   (39)        (102.1)%     $  1,855       (64.8)%        $  5,269
Percentage of revenues                            0.0%                          3.5%                         10.0%

     Gross profit (loss) for the year ended December 31, 1999 decreased by 102.1% to a negative $39,000 from a positive $1.9 million for the year ended December 31, 1998. Gross profit decreased as a percentage of revenue to 0.0% for 1999 compared to a positive 3.5% for 1998. The Company believes the decrease in gross margin is due to more competitive bidding pressures driving gross margins down. The downturn in the semiconductor industry generally resulted in fewer contracts available to bid, a significant increase in price competition on contracts that were awarded, and reduced margins on contracts. The downturn has resulted in fewer contracts awarded to the Company and those that were awarded were done so after a highly competitive bidding process placing significant downward pressure on pricing, resulting in lower margins.

     Gross profit for 1998 decreased by 64.8% to $1.9 million from $5.3 million in 1997, and decreased as a percentage of contract revenue to 3.5% in 1998 from 10.0% in 1997. The decrease in gross profit was the direct result of the substantial reductions in contracts awarded from 1997 to 1998 as the semiconductor industry entered its second year of its downturn. As the downturn gained momentum throughout 1998, the Company had fewer contracts to which it could allocate its fixed manufacturing overhead costs established in prior years as a result of anticipated contract awards.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                               1999            Change        1998         Change          1997
                                               ----            ------        ----         ------          ----
Selling, general and administrative
    expenses                                  $ 7,348           12.8%      $  6,513       (22.2)%        $  8,373
Percentage of revenues                           16.7%                         12.3%                         15.9%

     Selling, general and administrative expenses for 1999 increased 12.8% to $7.3 million, from $6.5 million, and increased as a percentage of revenue to 16.7% for the year ended December 31, 1999 compared to 12.3% for the year ended December 31, 1998. The increase in selling, general and administrative expenses in 1999 compared with 1998 was primarily the result of a difference in the calculation of the manufacturing overhead expense "allocation" to direct cost of goods sold. The Company allocates a portion of its overhead costs associated with the direct manufacture of its products to costs of goods sold. While combined selling, general and administrative expenses for payroll and other overhead expenses decreased by approximately $2.0 million from 1998 to 1999, the overhead "allocation" costs (associated with the direct manufacture of its products to costs of goods sold and then reclassified as direct costs) was approximately $2.9 million more in 1998 than 1999.

     Selling, general and administrative expenses for 1998 decreased 22.2% to $6.5 million, or 12.3% of revenue, from $8.4 million, or 15.9% of revenue, in 1997. The decrease in selling, general and administrative expenses was the result of an aggressive cost reduction program as well as significant headcount reductions completed during the fourth quarter of 1998 during which approximately 300 employees were laid off, reducing payroll and related expenses.

RESEARCH AND DEVELOPMENT

                                               1999            Change        1998         Change          1997
                                               ----            ------        ----         ------          ----
Research and
  Development expense                         $   214          (27.0)%     $    293        19.1%         $    246
Percentage of revenues                            0.5%                          0.6%                          0.5%

     Research and development expense decreased slightly in actual dollars spent from 1998 to 1999. Research and development expense increased slightly from 1997 to 1998. This increase was the result of more research and development projects associated with the Company's diversification efforts.

DEPRECIATION AND AMORTIZATION

                                               1999            Change        1998         Change          1997
                                               ----            ------        ----         ------          ----
Depreciation and
  Amortization expense                        $   704           25.0%      $    563        30.6%         $    431
Percentage of revenues                            1.6%                          1.1%                          0.8%

     Depreciation and amortization expense, not allocated to cost of goods sold, during 1999 increased by 25.0% to $704,000, or 1.6% of revenue, from $563,000, or 1.1% of revenues, in 1998. This increase was the result of an acceleration in the depreciable life in leasehold improvements associated with the Company's primary building lease.

     Depreciation and amortization expense in 1998 increased by 30.6% to $563,000, or 1.1% of revenues, from $431,000, or 0.8% of revenues, in 1997. This increase was the result of a full year depreciation expense on leasehold improvements, furniture, fixtures, computer equipment and software purchased during 1998.

OTHER INCOME (EXPENSE)

                                               1999            Change        1998         Change          1997
                                               ----            ------        ----         ------          ----
Other income (expense), net                   $  (677)          40.2%      $   (483)       40.4%         $   (344)
Percentage of revenues                            1.5%                          0.9%                          0.7%

     Other expense, net increased in 1999 to $677,000 from $483,000 in 1998. This increase was largely due to an increase in interest expense in 1999 resulting from an increase in the average line of credit rate on the Company's revolving line of credit over 1998.

RESTRUCTURING CHARGES

     Restructuring charges in 1999 were $1.8 million or 4.2% of revenue. Restructuring charges were largely due to the disposition of the Company's Asia/Pacific office, and the write-down of inventory associated with a proposed divestiture of the Company's cleanroom component manufacturing division.

INCOME TAX EXPENSE (BENEFIT)

                                               1999            Change        1998         Change          1997
                                               ----            ------        ----         ------          ----
Income tax expense (benefit)                  $(1,092)         (47.4)%     $ (2,075)      (11.2)%        $ (1,866)
Percentage of revenues                           (2.5)%                        (3.9)%                        (3.6)%

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 1999 was $973,000 compared to $10.7 million at December 31, 1998. This included cash and cash equivalents of $296,000 and $2.1 million at December 31, 1999 and 1998 respectively. Receivables, including retentions, (see Note D of Notes to Financial Statements) decreased to $7.4 million at December 31, 1999 compared to $8.9 million at December 31, 1998. This decrease was the result of lower revenues from fewer contracts during 1999 compared to 1998. Day's sales outstanding (the ratio between receivables, excluding retention, and average daily revenue taken over the year) increased to 60 days at December 31, 1999, from 54 days at December 31, 1998.

     The Company's operations used $1.4 million of cash during 1999, compared to using $6.9 million of cash in 1998. During 1999, the Company experienced a decrease in receivables of $1.1 million as a result of the decline in revenues, an increase in accounts payable and accrued expenses of approximately of $4.2 million, an increase in inventories of $1.4 million, and a decrease in costs and estimated earnings in excess of billings on contracts in progress of $4.0 million.

     The Company maintained a revolving line of credit with a domestic bank for the lesser of $6.0 million or the available borrowing base for the period ended December 31, 1999 and $6.0 million for the period ended December 31, 1998. The interest rate is computed at the bank's prime rate plus 5% (13.5 percent at December 31, 1999) and requires monthly payments of interest. Subsequent to year end the bank lowered its interest rate computation to the bank's prime rate plus 3%, but has informed the Company that it will restore the rate to prime plus 5% again as of May 31, 2000. The line of credit was scheduled to expire June 30, 1999 and was extended to August 31, 2000. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At times during 1999 and at December 31, 1999, the Company was out of compliance on certain indebtedness covenants. Subsequent to year end, the Company signed an extension of the line of credit through August 31, 2000 which included a waiver for the non-compliance with the covenants as of December 31, 1999. The Company is currently reviewing several financing alternatives.

     During 1999, the Company used $189,000 for the purchase of property and equipment and realized $116,000 from the sale of property and equipment. The Company anticipates that its capital expenditures in 2000 for routine additions and replacements of property, and equipment will be less than $500,000. These purchases will be financed through long-term debt or capital leases.

     Management believes that existing cash balances, borrowings available under the line of credit, cash generated from operations, and proceeds from a scheduled $5.0 million private equity placement, will be adequate to meet the Company's anticipated cash requirements through December 31, 2000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's restated financial statements and notes are included herein beginning on page F-1. The supplementary data is included herein immediately following the signature page of this report on Form 10-K/A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (b)  Reports on Form 8-K:

          None.

     (c)  Exhibits:

          The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the Commission as indicated below:

                                  EXHIBIT INDEX

REGULATION S-K
  EXHIBIT NO.                              DESCRIPTION                                   SEQUENTIAL PAGE NO.
---------------    ------------------------------------------------------------   -------------------------------
            3.1    Restated Articles of Incorporation*                            Form   10-KSB   for  the  year
                                                                                  ended   December   31,   1994,
                                                                                  Exhibit No. 3.1

            3.2    Bylaws of the Company*                                         Form   10-KSB   for  the  year
                                                                                  ended   December   31,   1992,
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
                                                                                  Exhibit 10.4

           10.3    Amendment No. 1 to 1993 Stock Option Plan*                     Form  10-Q for  quarter  ended
                                                                                  June 30, 1997, Exhibit 10.1

           10.4    Amendment No. 2 to 1993 Stock Option Plan*                     Form  10-K for the year  ended
                                                                                  December  31,  1997,   Exhibit
                                                                                  10.4

           10.5    Revolving Domestic Line of Credit Agreement as Amended by      Form  10-K for the year  ended
                   the Fifth Extension Agreement*                                 December  31,  1999,   Exhibit
                                                                                  10.5

           10.6    Lease Agreement for Salt Lake City facility*                   Form   10-KSB   for  the  year
                                                                                  ended   December   31,   1993,
                                                                                  Exhibit 10.6

           10.7    Amendment to Lease Agreement*                                  Form  10-K for the year  ended
                                                                                  December  31,  1996,   Exhibit
                                                                                  10.5

             21    Subsidiaries of the Registrant*                                Form  10-K for the year  ended
                                                                                  December 31, 1999, Exhibit 21

           23.1    Consent of Independent Certified Public Accountants            Filed herewith.

-------------------------
*    These exhibits are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2002.

                                DAW TECHNOLOGIES, INC.

                                By:   /s/ Donald K. Mccauley
                                    --------------------------------------------
                                         Donald K. McCauley
                                         Executive Vice President, Chief
                                           Financial Officer
                                         (Principal Financial and Accounting
                                           Officer)

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

As discussed in Note Y to the financial statements, the accompanying consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, have been restated.

                                                    /s/ GRANT THORNTON LLP

Salt Lake City, Utah
April 7, 2000, except for Note Y for
which the date is April 5, 2002

                     Daw Technologies, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                                       December 31,
                                                                               --------------------------

                                                                                   1999
                                                                               (as restated)     1998
                                                                               -------------   ----------
CURRENT ASSETS
  Cash and cash equivalents                                                     $      296     $    2,140
  Accounts receivable, net                                                           7,372          8,904
  Costs and estimated earnings in excess
    of billings on contracts in progress                                             3,581          7,546
  Inventories, net                                                                   2,612          1,233
  Deferred income taxes                                                                425            655
  Other current assets                                                               3,149          2,391
                                                                                ----------     ----------
        Total current assets                                                        17,435         22,869
PROPERTY AND EQUIPMENT, NET                                                          3,110          4,859
DEFERRED INCOME TAXES                                                                3,364          1,921
OTHER ASSETS                                                                           966          1,192
                                                                                ----------     ----------
                                                                                $   24,875     $   30,841
                                                                                ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Checks written in excess of cash in bank                                      $      248     $        -
  Accounts payable and accrued liabilities                                           8,871          4,749
  Billings in excess of costs and estimated
    earnings on contracts in progress                                                1,624          1,635
  Lines of credit                                                                    5,258          5,254
  Current portion of long-term obligations                                             461            557
                                                                                ----------     ----------
        Total current liabilities                                                   16,462         12,195
LONG-TERM OBLIGATIONS, less current portion                                            110            519
COMMITMENTS AND CONTINGENCIES                                                            -              -
SHAREHOLDERS' EQUITY
  Preferred stock, authorized 10,000,000 shares of
    $0.01 par value; none issued and outstanding                                         -              -
  Common stock, authorized 50,000,000 shares of
    $0.01 par value; issued and outstanding 12,513,114
    shares in 1999 and 12,479,711 shares in 1998                                       125            125
  Additional paid-in capital                                                        16,579         16,557
  Retained earnings (deficit)                                                       (8,284)         1,445
  Accumulated other comprehensive loss                                                (117)             -
                                                                                ----------     ----------
        Total shareholders' equity                                                   8,303         18,127
                                                                                ----------     ----------
                                                                                $   24,875     $   30,841
                                                                                ==========     ==========

        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except share data)

                                                                        Year ended December 31,
                                                          ------------------------------------------------
                                                               1999             1998             1997
                                                          (as restated)
                                                          --------------   --------------   --------------
Revenues                                                  $       44,011   $       53,078   $       52,541
Cost of goods sold                                                44,050           51,223           47,272
                                                          --------------   --------------   --------------
         Gross profit (loss)                                         (39)           1,855            5,269
Operating expenses
  Selling, general and administrative                              7,348            6,513            8,373
  Research and development                                           214              293              246
  Depreciation and amortization                                      704              563              431
  Restructuring charges                                            1,839                -                -
                                                          --------------   --------------   --------------
                                                                  10,105            7,369            9,050
                                                          --------------   --------------   --------------
         Loss from operations                                    (10,144)          (5,514)          (3,781)
Other income (expense)
  Interest expense                                                  (658)            (459)            (295)
  Other, net                                                         (19)             (24)             (49)
                                                          --------------   --------------   --------------
                                                                    (677)            (483)            (344)
                                                          --------------   --------------   --------------
         Loss before income taxes                                (10,821)          (5,997)          (4,125)
Income tax expense (benefit)                                      (1,092)          (2,075)          (1,866)
                                                          --------------   --------------   --------------
         Net LOSS                                         $       (9,729)  $       (3,922)  $       (2,259)
                                                          ==============   ===============  ==============

Loss per common share
  Basic                                                   $        (0.78)  $        (0.32)  $        (0.18)
  Diluted                                                          (0.78)           (0.32)           (0.18)

Weighted-average common and dilutive
 common equivalent shares outstanding
  Basic                                                       12,501,980       12,440,121       12,415,957
  Diluted                                                     12,501,980       12,440,121       12,415,957

        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (in thousands, except share data)

                  Years ended December 31, 1999, 1998 and 1997

                                                                                         (As Restated)
                                                                Addi-     (As Restated)  Accumulated
                                                                tional      Retained        other           (As
                                                   Common      paid-in      earnings     comprehensive    Restated)
                                                    stock      capital      (deficit)         loss          Total
                                                 -----------  ----------  ------------  ---------------   ---------
Balances as of January 1, 1997                   $      124   $   15,188   $    7,626     $        -      $ 22,938
Common  stock   issued   pursuant  to  the
  purchase of 43,738  shares  pursuant to
  employee stock purchase plan                            -           84            -              -            84
Common  stock   purchased  and
  retired  - 36,304 shares                                -          (63)           -              -           (63)
Net loss for 1997                                         -            -       (2,259)             -        (2,259)
                                                 ----------   ----------   ----------     ----------      --------
Balances as of December 31, 1997                        124       15,209        5,367              -        20,700

Common stock issued pursuant to the
  purchase of 44,711 shares pursuant to
  employee stock purchase plan and 27,023
  shares issued pursuant to the acquisition
  of another company                                      1        1,348            -              -         1,349
Net loss for 1998                                         -            -       (3,922)             -        (3,922)
                                                 ----------   ----------   ----------     ----------      --------
Balances as of December 31, 1998                        125       16,557        1,445              -        18,127

Common  stock   issued   pursuant  to  the
  purchase of 33,403  shares  pursuant to
  employee stock purchase plan                            -           22            -              -            22
Comprehensive income (loss)
  Net loss for 1999                                       -            -       (9,729)             -        (9,729)
  Foreign currency translation
  adjustments                                             -            -            -           (117)         (117)
                                                                                                          --------
         Total comprehensive loss                         -            -            -              -        (9,846)
                                                 ----------   ----------   ----------     ----------      --------
Balances as of December 31, 1999                 $      125   $   16,579   $   (8,284)    $     (117)     $  8,303
                                                 ==========   ==========   ==========     ==========      ========

        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (in thousands, except share data)

                                                                         Year ended December 31,
                                                              ---------------------------------------
                                                                  1999         1998         1997
                                                              (as restated)
                                                              -------------  ---------     --------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
     Net loss                                                   $  (9,729)   $  (3,922)    $ (2,259)
     Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
         Depreciation and amortization                              2,021        1,808        1,724
         (Gain) loss on disposition of property
            and equipment                                             147            -           (7)
         Provision for losses on accounts receivable                  362          100          180
         Deferred income taxes                                     (1,213)      (2,089)        (390)
         Changes in assets and liabilities
            Account receivables                                     1,081        3,468       14,742
            Costs and estimated earnings in excess
              of billings on contracts in progress                  3,882       (3,844)       3,467
            Inventories                                            (1,379)         190          220
            Other current assets                                     (795)        (224)        (148)
            Accounts payable
              and accrued liabilities                               4,220       (1,042)      (5,082)
            Billings in excess of costs and estimated
              earnings on contracts in progress                         3       (1,370)      (4,500)
            Other assets                                               31           10           (6)
                                                                ---------    ---------     --------

                Net cash provided by (used in)
                  operating activities                             (1,369)      (6,915)       7,941
                                                                ---------    ---------     --------
  Cash flows from investing activities
     Purchase of property
       and equipment                                                 (189)        (167)        (349)
     Proceeds from disposition of property
       and equipment                                                  116            -           21
                                                                ---------    ---------     --------
                Net cash used in
                  investing activities                                (73)        (167)        (328)
                                                                ---------    ---------     --------

                                   (continued)

                     Daw Technologies, Inc. and Subsidiaries

                        (in thousands, except share data)

                                                                      Year ended December 31,
                                                              ---------------------------------------
                                                                  1999         1998         1997
                                                              (as restated)
                                                              -------------  ---------     --------
  Cash flows from financing activities
       Increase in checks written in excess of cash in bank           248            -            -
       Net change in lines of credit                                    4        4,024       (4,466)
       Payments for purchase and retirement of
         common stock                                                   -            -          (63)
       Proceeds from issuance of stock                                 22           49           84
       Payments on long-term obligations                             (657)        (653)        (624)
                                                                ---------    ---------     --------

                Net cash provided by (used in)
                 financing activities                                (383)       3,420       (5,069)

  Effect of exchange rate change on cash and cash equivalents         (19)           -            -
                                                                ---------    ---------     --------
                Net increase (decrease) in cash
                 and cash equivalents                              (1,844)      (3,662)       2,544

  Cash and cash equivalents at beginning of year                    2,140        5,802        3,258
                                                                ---------    ---------     --------
  Cash and cash equivalents at end of year                      $     296    $   2,140     $  5,802
                                                                =========    =========     ========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the year for
     Interest                                                   $     654    $     459     $    295
     Income taxes                                                       -           11          438

  NONCASH INVESTING AND FINANCING ACTIVITIES

  During 1998, the Company issued 27,023 shares of common stock in connection with the acquisition of the net assets of another company (Note T). This transaction resulted in an increase to the following balance sheet accounts:

    Inventories                                                 $      60
    Other current assets                                               23
    Property and equipment                                             50
    Other assets                                                    1,258
    Accounts payable                                                  (91)
                                                                ---------

    Common stock                                                $   1,300
                                                                =========

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

     3. METHOD OF ACCOUNTING FOR LONG-TERM CONTRACTS

     Revenue recorded for contracts in the accompanying financial statements is recognized using the percentage-of-completion method and, therefore, takes into account the costs, estimated earnings and revenue to date on contracts not yet completed. The revenue recognized is that portion of the total contract price that cost incurred to date bears to anticipated final total cost, based on current estimates of cost to complete. Revenue from cost-plus-fixed-fee contracts is recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

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

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
                        (in thousands, except share data)

NOTE C - INTERNATIONAL OPERATIONS

     Financial information summarized by geographic area for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                                        North
                         1999                          America        Europe      Asia/Pacific    Consolidated
     --------------------------------------------    -----------   -----------   --------------  --------------
     Net revenues - unaffiliated customers           $   31,169    $    9,749    $       3,093   $      44,011
     Loss from operations                                (6,319)       (1,386)          (2,439)        (10,144)
     Identifiable assets                                 18,443         6,432                -          24,875

                                                        North
                         1998                          America        Europe      Asia/Pacific    Consolidated
     --------------------------------------------    -----------   -----------   --------------  --------------
     Net revenues - unaffiliated customers           $   30,507    $   12,965    $       9,606   $      53,078
     Loss from operations                                (4,316)          (42)          (1,156)         (5,514)
     Identifiable assets                                 21,352         6,453            3,036          30,841

                                                        North
                         1997                          America        Europe      Asia/Pacific    Consolidated
     --------------------------------------------    -----------   -----------   --------------  --------------
     Net revenues - unaffiliated customers           $   31,413    $   11,574    $       9,554   $      52,541
     Loss from operations                                  (283)       (2,668)            (830)         (3,781)
     Identifiable assets                                 18,655         8,262            5,447          32,364

     Foreign currency transaction losses totaling approximately $192 for 1999 ($203 for 1998) are included in other income. Foreign currency transactions for 1997 were not significant.

NOTE D - ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                     1999          1998
                                                  ---------     ---------
     Trade accounts receivable                    $  1,662      $  1,397
     Contract receivables                            5,822         7,140
     Retentions receivable                             188           982
                                                  ---------     ---------
                                                     7,672         9,519
     Less allowance for doubtful accounts              300           615
                                                  ---------     ---------

     Accounts receivable                          $  7,372      $  8,904
                                                  =========     =========


                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
                        (in thousands, except share data)

NOTE E - INVENTORIES

     Inventories consist of the following:

                                                    1999          1998
                                                  ---------     ---------
     Raw materials                                $    523      $  1,533
     Work in process                                 2,389             -
                                                  ---------     ---------
                                                     2,912         1,533
     Less allowance for obsolescence                   300           300
                                                  ---------     ---------

            Total                                 $  2,612      $  1,233
                                                  =========     =========

NOTE F - OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                    1999          1998
                                                  ---------     ---------
     Income taxes receivable                      $    222      $    360
     Refundable foreign taxes                        2,703         1,666
     Miscellaneous receivables and deposits            137           188
     Prepaid expenses                                   87           177
                                                  ---------     ---------

                                                  $  3,149      $  2,391
                                                  =========     =========

NOTE G - PROPERTY AND EQUIPMENT

     Property and equipment and estimated useful lives consist of the following:

                                                                       Years          1999         1998
                                                                  ---------------   ---------   ---------
     Equipment                                                         5-10         $   2,093   $   4,221
     Furniture and fixtures                                             3-5             1,322       2,734
     Leasehold improvements                                        life of lease        2,626       2,605
     Equipment under capital leases                                    5-10             3,720       4,067
     Vehicles                                                           3-5               246         317
                                                                                    ---------   ---------
                                                                                       10,007      13,944
     Less accumulated depreciation and amortization including
       $3,227 and $3,002 for equipment under capital leases at
       1999 and 1998, respectively                                                      6,897       9,085
                                                                                    ---------   ---------
                                                                                    $   3,110   $   4,859
                                                                                    =========   =========

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
                        (in thousands, except share data)

NOTE H - CONTRACTS IN PROGRESS

     Costs incurred to date and estimated earnings and the related progress billings to date on contracts in progress are as follows:

                                                    1999          1998
                                                  ---------    ---------
     Total costs and estimated earnings           $ 193,794    $ 118,265
     Progress billings to date                      191,837      112,354
                                                  ---------    ---------

                                                  $   1,957    $   5,911
                                                  =========    =========

     The above are included in the balance sheets under the following captions:

                                                    1999          1998
                                                  ---------     ---------
     Costs and estimated earnings in excess
       of billings on contracts in progress       $  3,581      $  7,546
     Billings in excess of costs and estimated
       earnings on contracts in progress            (1,624)       (1,635)
                                                  ---------     ---------

                                                  $  1,957      $  5,911
                                                  =========     =========

NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                    1999          1998
                                                  ---------     ---------
     Trade accounts payable                       $  6,334      $  2,847
     Other accrued liabilities                       1,392           219
     Employees salaries, incentive pay,
       vacation and payroll taxes                      836         1,017
     Reserve for contract estimates and
       warranties                                      309           666
                                                  ---------     ---------

                                                  $  8,871      $  4,749
                                                  =========     =========

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
                        (in thousands, except share data)

NOTE J - INCOME TAXES

     Components of income taxes (benefit) are as follows:

                                                    1999       1998       1997
                                                  ---------  ---------  ---------
     Current
         Federal                                  $    106   $     12   $ (1,171)
         State                                          15          2       (305)
         Foreign                                         -          -          -
                                                  ---------  ---------  ---------
                                                       121         14     (1,476)
     Deferred
         Federal                                    (1,511)    (1,809)      (379)
         State                                         298       (280)       (11)
                                                  ---------  ---------  ---------
                                                    (1,213)    (2,089)      (390)
                                                  ---------  ---------  ---------
     Income taxes (benefit)                       $ (1,092)  $ (2,075)  $ (1,866)
                                                  =========  =========  =========

     The income tax expense (benefit) reconciled to the tax computed at the statutory Federal rate of 34 percent is as follows:

                                                    1999       1998       1997
                                                  ---------  ---------  ---------
     Tax (benefit) at federal statutory rate      $ (3,679)  $ (2,039)  $ (1,403)
     Nondeductible expenses                              5         12         11
     State income taxes, net of federal
        income tax benefit                            (324)      (198)      (234)
     Foreign sales corporation exemption                 -          -       (167)
     Change in valuation allowance                   2,887          -          -
     All other, net                                     19        150        (73)
                                                  ---------  ---------  ---------
                                                  $ (1,092)  $ (2,075)  $ (1,866)
                                                  =========  =========  ==========

     Deferred income taxes related to the following:

                                                    1999       1998
                                                  ---------  ---------
     Current deferred tax assets
         Allowance for doubtful accounts          $    112   $    230
         Accrued expenses and reserves                 313        425
                                                  ---------  ---------
                                                  $    425   $    655
                                                  =========  =========

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
                        (in thousands, except share data)

NOTE J - INCOME TAXES - CONTINUED

                                                        1999       1998
                                                      ---------  ---------
     Long-term deferred tax assets (liabilities)
       Excess book depreciation and amortization      $    (37)  $    (79)
       Foreign tax credit carryforwards                    162        162
       Alternative minimum tax credit carryforwards        198        199
       Net operating loss carryforward                   5,928      1,639
       Valuation allowance                              (2,887)         -
                                                      ---------  ---------

                                                      $  3,364   $  1,921
                                                      =========  =========

     The foreign tax credit carry forward of $162 expires during 2001. Management believes it is more likely than not that the Company will have sufficient foreign and domestic income to utilize the credits before expiration.

     The Company has sustained net operating losses in each of the periods presented. As of December 31, 1999, the Company had net operating loss carryforwards for tax reporting purposes of approximately $16,100 expiring in various years through 2019. Since realization of these net operating loss carryforwards is uncertain a valuation allowance has been recorded to reduce the net deferred tax asset to an amount which management believes is more likely than not to be utilized. The increase in the valuation allowance was $2,887 for the year ended December 31, 1999 and $0 for 1998 and 1997.

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

     The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net lease payments as of December 31, 1999:

     Year ending December 31,
     ------------------------
       2000                                           $    499
       2001                                                 55
       2002                                                 32
       2003                                                 19
       2004                                                 18
                                                      ---------

     Total minimum leases payments                         623

     Less amount representing interest                      52
                                                      ---------

     Present value of net minimum lease payments           571

     Less current portion                                  461
                                                      ---------

     Long-term portion                                $    110
                                                      =========

NOTE M - OPERATING LEASES

     The Company leases buildings, machinery and equipment under operating leases. The building leases expire in 2000 and 2005. The machinery and equipment leases expire through 2000. The following is a schedule, by year, of future minimum rental payments as of December 31, 1999:

     Year ending December 31,
     ------------------------
       2000                                           $  1,372
       2001                                                734
       2002                                                647
       2003                                                633
       2004                                                633
       Thereafter                                          303
                                                      ---------

                                                      $  4,322
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

     The Company's major customers and revenue received therefrom are as follows:

                                              1999       1998       1997
                                            ---------  ---------  ---------
     Company A                              $ 10,625   $  6,580   $      -
     Company B                                 5,337          -          -
     Company C                                 4,508      7,912          -
     Company D                                     -          -      7,241

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

     The Company granted options to purchase 311,500 shares and 55,000 shares in 1998 and 1997, (none in 1999), respectively, of the Company's common stock. The options were granted to the following:

                                                1999         1998        1997
                                            ----------   -----------  -----------
     Directors                                      -        20,000      20,000

     Executive officers, including
        officers who are directors                  -        60,000      30,000

     Other employees                                -       231,500       5,000
                                            ----------   -----------  -----------

                                                    -       311,500      55,000
                                            ==========   ===========  ===========

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

                                                 1999         1998      1997
                                               ----------   --------  --------
     Net loss                   As reported    $  (9,729)   $(3,922)  $(2,259)
                                Pro forma         (9,903)    (4,074)   (2,458)
     Loss per share-basic       As reported       (0.78)      (0.32)    (0.18)
                                Pro forma         (0.79)      (0.33)    (0.20)
     Loss per share-diluted     As reported       (0.78)      (0.32)    (0.18)
                                Pro forma         (0.79)      (0.33)    (0.20)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation cost related to grants made before 1995. The fair value of these options was estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following weighted-average assumptions for 1998 and 1997: expected volatility 53 percent for 1998 and 1997; risk-free interest rate of 6.05 percent for 1998 and 1997; and expected life of 9.6 years for 1997 and 1996. The weighted-average fair value of options granted was $1.17 and $1.60 in 1998 and 1997, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
                        (in thousands, except share data)

NOTE R - WARRANTS AND OPTIONS - CONTINUED

     Changes in the Company's stock options and warrants are as follows:

                                                    Shares                                     Weighted-
                                        ------------------------------       Exercise           average
                                                             Stock             price        exercise price
                                           Warrants         options          per share         per share
                                        --------------   -------------   ----------------   --------------
     Outstanding at January 1, 1997             6,600         736,500    $  2.50 - 3.50     $     3.41
       Granted                                      -          55,000       1.94 - 3.00           2.24
       Exercised                                    -               -                 -              -
       Canceled or expired                     (6,600)        (98,500)      2.50 - 3.50           3.30
                                        --------------   -------------

     Outstanding at December 31, 1997               -         693,000       1.94 - 3.50           3.32
       Granted                                      -         311,500       0.84 - 2.66           2.28
       Exercised                                    -               -                 -              -
       Canceled or expired                          -        (135,500)      1.38 - 3.50           3.05
                                        --------------   -------------

     Outstanding at December 31, 1998               -         869,000       0.84 - 3.50           1.99
       Granted                                      -               -                -               -
       Exercised                                    -               -                -               -
       Canceled or expired                          -        (127,500)      1.40 - 2.66           1.78
                                        --------------   -------------
     Outstanding at December 31, 1999               -         741,500       0.84 - 3.50           2.03
                                        ==============   =============
     Exercisable at December 31, 1999               -         636,000       0.84 - 3.50           1.99
                                        ==============   =============
     Exercisable at December 31, 1998               -               -                 -              -
                                        ==============   =============
     Exercisable at December 31, 1997               -         535,500       3.00 - 3.50           3.44
                                        ==============   =============

     A summary of the status of the options outstanding under the Company's stock option plan at December 31, 1999 is presented below:

                                               Outstanding                        Exercisable
                                ----------------------------------------   -------------------------
                                                 Weighted-    Weighted-                    Weighted-
                                                  average     average                       average
                                                 remaining    exercise                     exercise
                                   Number       contractual     price         Number        price
     Range of exercise prices    outstanding   life (years)                exercisable
     ------------------------   ------------   ------------   ----------   -----------   -----------
     $ 0.84 - $ 1.25                 40,000        8.82         $ 0.97         30,000        $ 0.92
     $ 1.26 - $ 1.50                391,000        5.94           1.40        370,750          1.40
     $ 1.51 - $ 2.00                      -          -            -                 -             -
     $ 2.01 - $ 2.50                 20,000        7.89           2.22         20,000          2.22
     $ 2.51 - $ 3.00                150,500        8.41           2.66         75,250          2.66
     $ 3.00 - $ 3.50                140,000        5.94           3.41        140,000          3.41
                                ------------                               -----------

     $ 0.84 - $ 3.50                741,500        6.65         $ 2.03        636,000        $ 1.99
                                ============                               ===========

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
                        (in thousands, except share data)

NOTE S - EARNINGS (LOSS) PER COMMON SHARE

     The following data show the shares used in computing earnings (loss) per common share including dilutive potential common stock:

                                                            1999          1998            1997
                                                        ------------  -------------  --------------
     Common shares outstanding entire
       period                                            12,479,711     12,407,977      12,400,543

     Net weighted average common shares issued during
       period                                                22,269         32,144          15,414
                                                        ------------  -------------  --------------

     Weighted average number of common shares used in
       basic EPS                                         12,501,980     12,440,121      12,415,957

     Dilutive effect of stock options                             -              -               -

     Dilutive effect of warrants                                  -              -               -
                                                        ------------  -------------  --------------

     Weighted average number of common shares and
       dilutive potential common shares used in
       diluted EPS                                       12,501,980     12,440,121      12,415,957
                                                        ============  =============  ==============

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

     Segment information for the cleanrooms and related products and other manufactured goods are as follows:

                                                 1999         1998         1997
                                              -----------  -----------  -----------
     Revenues
       Cleanrooms and related products        $   30,775   $   46,298   $   52,541
       Other products                             13,236        6,780            -
                                              -----------  -----------  -----------

          Totals                              $   44,011   $   53,078   $   52,541
                                              ===========  ===========  ===========

     Operating profit (loss)
       Cleanrooms and related products        $     (856)  $   (6,005)  $   (3,781)
       Other products                             (9,288)         491            -
                                              -----------  -----------  -----------

          Totals                              $  (10,144)  $   (5,514)  $   (3,781)
                                              ===========  ===========  ===========

     Total assets
       Cleanrooms and related products        $   15,535   $   15,053   $   16,174
       Other products                              2,284        1,397            -
       Manufacturing and corporate assets          7,056       14,391       16,190
                                              -----------  -----------  -----------

          Totals                              $   24,875   $   30,841   $   32,364
                                              ===========  ===========  ===========

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
                        (in thousands, except share data)

NOTE V - REVENUES

     Revenues by country are based on the location of the project for long-term projects and by the location of the customer for other manufactured products and are as follows:

                                         1999          1998         1997
                                      -----------  -----------  ----------
          Canada                      $   11,827   $    6,666   $        -
          United Kingdom                   5,893        6,692        2,068
          Peoples Republic of China          382        7,092        2,389
          Italy                               42        3,568            -
          Taiwan                           2,711        2,319        3,910
          Malaysia                             -            -        2,669
          Israel                           3,366        2,058        4,449
          France                             448          644        4,999
          All others                           -          198          644
                                      -----------  -----------  ----------

               Total export revenues      24,669       29,237       21,128

          United States                   19,342       23,841       31,413
                                      -----------  -----------  ----------

               Total revenues         $   44,011   $   53,078   $   52,541
                                      ===========  ===========  ==========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
                        (in thousands, except share data)

NOTE X - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Quarterly financial results for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                                                   Net earnings
                                                                    Earnings           Net          (loss) per
                                                     Gross        (loss) from        earnings        common
                1999                Revenues      profit (loss)    operations         (loss)       share-basic
       -----------------------   --------------   -------------  ----------------  -------------   -------------
       First quarter             $      12,480    $      1,577   $          (390)  $       (316)   $      (0.03)
       Second quarter                    9,980              47            (2,019)        (1,442)          (0.12)
       Third quarter                    12,433             774            (1,018)        (1,129)          (0.09)
       Fourth quarter                    9,118          (2,437)           (6,717)        (6,842)          (0.54)
                                 --------------   -------------  ----------------  -------------   -------------
                                 $      44,011    $        (39)  $       (10,144)  $     (9,729)   $      (0.78)
                                 ==============   =============  ================  =============   =============

                1998
       -----------------------
       First quarter             $      11,441    $        486   $        (1,298)  $       (831)   $     (0.07)
       Second quarter                   12,888          (1,768)           (3,719)        (2,403)         (0.19)
       Third quarter                    14,332             952              (878)          (748)         (0.06)
       Fourth quarter                   14,417           2,185               381              60              -
                                 --------------   -------------  ----------------  -------------   -------------
                                 $      53,078    $      1,855   $        (5,514)  $     (3,922)   $      (0.32)
                                 ==============   =============  ================  =============   =============

                1997
       -----------------------
       First quarter             $      16,795    $      2,583   $           327   $        182    $       0.02
       Second quarter                   16,463           2,398                97             15               -
       Third quarter                    11,453           2,036                46             48               -
       Fourth quarter                    7,830          (1,748)           (4,251)        (2,504)          (0.20)
                                 --------------   -------------  ----------------  -------------   -------------
                                 $      52,541    $      5,269   $        (3,781)  $     (2,259)   $      (0.18)
                                 ==============   =============  ================  =============   =============

NOTE Y - RESTATEMENT OF FINANCIAL STATEMENTS

     In November 2001, the Company determined that the consolidated financial information in the Company's Annual Reports on Form 10-K for the years ended December 31, 1999 and December 31, 2000 as well as the unaudited interim financial statements reported in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2000, June 30, 2000, September 30, 2000, March 31, 2001 and June 30, 2001 had been incorrectly compiled and reported primarily because of errors in the financial information reported by the Company's European operations.

     The errors generally resulted from the following items:

- Foreign currency translation and transaction gains/loss related to foreign operations were not properly considered and accounted for.

                     Daw Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997
                        (in thousands, except share data)

NOTE Y - RESTATEMENT OF FINANCIAL STATEMENTS - CONTINUED

- Errors in recognizing revenue and costs on various construction projects using percentage of completion accounting. These errors consisted of not recognizing a loss on a project in the period when it was determined; unsupported budgeted revenues, costs and progress billing information contained in the Company's revenue recognition spreadsheets which in turn resulted in errors in the calculation and recognition of revenue and costs; and failure to properly accrue known costs on projects when incurred which resulted in improper revenue recognition.

- Errors resulting from differences in intercompany accounts that when reconciled resulted in expenses that should have been recorded in the financial statements.

- Adjustments to properly amortize leasehold improvements over the lesser of the estimated useful life or the life of the lease. Previously, the leasehold improvements were being amortized over a period in excess of the original life of the lease.

- Certain reclassifications to balance sheet captions were made based upon analyzing the accounts.

     The Company's financial statements for 1999, 2000 and the first two quarters of 2001 have been restated to correct the errors noted above. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

     The impact of these adjustments on the Company's 1999 financial results and financial condition as originally reported is summarized below (in thousands, except per share data):

                                                         As
                                                      Previously      As
                                                      Reported     Restated
                                                      ----------   ----------
             Consolidated balance sheet:
              Current assets                          $  18,343    $  17,435
              Property and equipment - net, at cost       3,402        3,110
              Total assets                               26,075       24,875
              Current liabilities                        15,457       16,462
              Total shareholders' equity                 10,508        8,303

             Consolidated statement of operations:
              Revenue, net                            $  45,206    $  44,011
              Cost of goods sold                         43,576       44,050
              Gross profit (loss)                         1,630          (39)
              Operating expenses                          9,870       10,105
              Loss from operations                       (8,240)     (10,144)
              Other income (expense), net                  (493)        (677)
              Net loss                                   (7,641)      (9,729)
              Net loss per common share
               basic and diluted                      $   (0.61)   $   (0.78)


                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE

Board of Directors
Daw Technologies, Inc. and Subsidiaries

In connection with our audit of the consolidated financial statements of Daw Technologies, Inc. and Subsidiaries referred to in our report dated April 7, 2000, except for Note Y for which the date is April 5, 2002, which is included in the annual report to shareholders and Form 10-K, we have also audited
Schedule II - valuation and qualifying accounts for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                /s/ Grant Thornton LLP

Salt Lake City,
Utah April 7, 2000, except for Note Y for which the date is April 5, 2002

                     DAW TECHNOLOGIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------------
                           COLUMN A                     COLUMN B             COLUMN C                   COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONS
---------------------------------------------------------------------------------------------------------------------------------
                                                                        (1)            (2)
                                                       BALANCE AT     CHARGED TO     CHARGED TO                       BALANCE AT
                                                      BEGINNING OF    COSTS AND    OTHER ACCOUNTS     DEDUCTIONS -      END OF
                         DESCRIPTION                    PERIOD         EXPENSES       DESCRIBE         WRITE-OFFS       PERIOD
---------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  Year ended December 31, 1999                               $ 615       $  360         $      -           $   675     $   300
  Year ended December 31, 1998                                 403          100              150(A)            (38)        615
  Year ended December 31, 1997                                 376          180                -              (153)        403

Allowance for contract estimates and warranties
  Year ended December 31, 1999                               $ 666       $    -         $      -           $   357     $   309
  Year ended December 31, 1998                                 366            -              300(A)              -         666
  Year ended December 31, 1997                                 575          654                -              (863)        366

Allowance for inventory obsolescence
  Year ended December 31, 1999                               $ 300       $    -         $  1,043(B)        $ 1,043     $   300
  Year ended December 31, 1998                                   -            -              300(A)              -         300
  Year ended December 31, 1997                                   -            -                -                 -           -

Allowance for contract repayment
  Year ended December 31, 1999                               $  53       $    -         $      -           $     -     $    53
  Year ended December 31, 1998                                 803            -             (750)(A)             -          53
  Year ended December 31, 1997                                 803            -                -                 -         803

Valuation allowance for deferred taxes
  Year ended December 31, 1999                               $   -       $2,887         $      -           $     -     $ 2,887
  Year ended December 31, 1998                                   -            -                -                 -           -
  Year ended December 31, 1997                                   -            -                -                 -           -


(A) Reclassification
(B) Restructuring charge