Form 10-Q/A
period 2000-03-31
DAW TECHNOLOGIES INC /UT
filed 2002-04-24
CIK 882159

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     AMENDMENT NO. 1 TO QUARTERLY REPORT ON
                                   FORM 10-Q/A

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

         or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                                     0-21818
                          ----------------------------
                              (Commission File No.)


                             DAW TECHNOLOGIES, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         UTAH                                                  87-0464280
-----------------------------                            -----------------------
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


-------------------------------------------------------------------------------

This amendment on Form 10-Q/A amends Items 1 and 2 of Part I of the Quarterly Report for Daw Technologies, Inc. (the "Company") on Form 10-Q previously filed for the quarter ended March 31, 2000. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, March 31, 2001 and June 30, 2001 as well as for the years ended December 31, 1999 and December 31, 2000. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing. The restated financial information as of December 31, 1999 contained herein should be read in conjunction with the applicable amended filings for that period.



                             Daw Technologies, Inc.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION.................................................................................  1

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999 (unaudited)..............  1

          Condensed  Consolidated  Statements  of  Operations - Three months ended March 31, 2000 and
          1999 (unaudited)......................................................................................  2

          Condensed Consolidated Statements of Cash Flows - Three months ended March 31,
          2000 and 1999 (unaudited).............................................................................  3

          Notes to Condensed Consolidated Financial Statements (unaudited)......................................  5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................................................  12



Signatures.....................................................................................................  17

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                     Daw Technologies, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                     ASSETS
                                                                                             March 31,      Dec. 31,
                                                                                               2000           1999
                                                                                          (As Restated)   (As Restated)
                                                                                          -------------   ------------
CURRENT ASSETS
    Cash and cash equivalents                                                            $     830       $     296
    Accounts receivable, net                                                                 9,431           7,372
    Costs and estimated earnings in excess
       of billings on contracts in progress                                                  4,772           3,581
    Inventories, net                                                                         2,282           2,612
    Deferred income taxes                                                                      425             425
    Other current assets                                                                     2,934           3,149
                                                                                          -------------   ------------

             Total current assets                                                           20,674          17,435
PROPERTY AND EQUIPMENT, NET                                                                  2,888           3,110
DEFERRED INCOME TAXES                                                                        3,364           3,364
OTHER ASSETS                                                                                   919             966
                                                                                          -------------   ------------

                                                                                         $  27,845       $  24,875
                                                                                          =============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Checks written in excess of cash in bank                                             $       -       $     248
    Accounts payable and accrued liabilities                                                11,200           8,871
    Billings in excess of costs and estimated
       earnings on contracts in progress                                                     2,323           1,624
    Line of credit                                                                           5,468           5,258
    Current portion of long-term obligations                                                   408             461
                                                                                          -------------   -------------

             Total current liabilities                                                      19,399          16,462
LONG-TERM OBLIGATIONS, less current portion                                                    105             110
COMMITMENTS AND CONTINGENCIES                                                                    -               -
SHAREHOLDERS' EQUITY                                                                             -               -
    Preferred stock, authorized 10,000,000 shares of
       $0.01 par value; none issued and outstanding                                              -               -
    Common stock, authorized 50,000,000 shares of
       $0.01 par value; issued and outstanding 12,832,454 shares at
        March 31, 2000 and 12,513,114 shares on December 31, 1999                              128             125
    Additional paid-in capital                                                              17,011          16,579
    Accumulated deficit                                                                     (8,630)         (8,284)
    Accumulated other comprehensive loss                                                      (168)           (117)
                                                                                          -------------   -------------

             Total shareholders' equity                                                      8,341           8,303
                                                                                          -------------   -------------

                                                                                         $  27,845       $  24,875
                                                                                          =============   =============

        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                        (in thousands, except share data)


                                                                            Three months ended
                                                                                 March 31,
                                                                          2000             1999
                                                                     (As Restated)
                                                                     --------------   ---------------
Revenues                                                            $       15,140   $       12,480
Cost of goods sold                                                          14,128           10,903
                                                                     --------------   ---------------
           Gross profit                                                      1,012            1,577
Operating expenses
    Selling, general and administrative                                      1,069            1,788
    Research and development                                                     -               60
    Depreciation and amortization                                              157              119
                                                                     --------------   ---------------

                                                                             1,226            1,967
                                                                     --------------   ---------------

           Loss from operations                                               (214)            (390)
Other income (expense)
    Interest expense                                                          (192)            (101)
    Other, net                                                                  60              (11)
                                                                     --------------   ---------------
                                                                              (132)            (112)
                                                                     --------------   ---------------

           Loss before income taxes                                           (346)            (502)
Income tax expense (benefit)                                                     -             (186)
                                                                     --------------   ---------------

           NET LOSS                                                 $         (346)  $         (316)
                                                                     ==============   ===============

Loss per common share
    Basic                                                           $        (0.03)  $        (0.03)
    Diluted                                                                  (0.03)           (0.03)
Weighted-average common and dilutive
   common equivalent shares outstanding
    Basic                                                               12,595,011       12,479,711
    Diluted                                                             12,595,011       12,479,711


        The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                        (in thousands, except share data)

                                                                                             Three months ended
                                                                                                 March 31,
                                                                                               2000           1999
                                                                                           (As Restated)
                                                                                           ------------   ------------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                                                           $    (346)     $     (316)
       Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities
           Depreciation and amortization                                                        375             393
           Deferred income taxes                                                                  -            (186)
           Changes in assets and liabilities
              Account receivables                                                            (2,062)           (616)
              Costs and estimated earnings in excess
                of billings on contracts in progress                                         (1,223)         (1,725)
              Inventories                                                                       327             119
              Other current assets                                                              198              94
              Other assets                                                                       (2)             50
              Accounts payable
                and accrued liabilities                                                       2,317           2,158
              Billings in excess of costs and estimated
                earnings on contracts in progress                                               710              (9)
                                                                                           ------------   ------------

                  Net cash provided by (used in)
                    operating activities                                                        294             (38)
                                                                                           ------------   ------------

    Cash flows from investing activities
       Purchase of property
         and equipment                                                                         (103)            (37)
                                                                                           ------------   ------------

                  Net cash used in
                    investing activities                                                       (103)            (37)
                                                                                           ------------   ------------


                                   (continued)

        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                                   (unaudited)
                        (in thousands, except share data)

                                                                                            Three months ended
                                                                                                March 31,
                                                                                            2000           1999
                                                                                       (As Restated)
                                                                                       -------------  -------------

Cash flows from financing activities
       Decrease in checks written in excess of cash in bank                                (248)              -
       Net change in line of credit                                                         210            (879)
       Proceeds from issuance of preferred and common stock                                 436               -
       Payments on long-term obligations                                                    (58)           (145)
                                                                                       ----------------------------

                  Net cash provided by (used in)
                    financing activities                                                    340          (1,024)

Effect of exchange rate changes on cash and cash equivalents                                  3               -
                                                                                       -------------  -------------

                  Net increase (decrease) in cash
                    and cash equivalents                                                    534          (1,099)

Cash and cash equivalents at beginning of period                                            296           2,140
                                                                                       -------------  -------------

Cash and cash equivalents at end of period                                         $        830     $     1,041
                                                                                       =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for
     Interest                                                                      $        192     $       101
     Income taxes                                                                             -               -


        The accompanying notes are an integral part of these statements.

                             Daw Technologies, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND RESTATEMENT

         The accompanying unaudited condensed consolidated financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These financial statements and footnote disclosures in this Form 10-Q/A for the three months ended March 31, 2000 should be read in conjunction with the Company's annual report on Form 10-K/A, as amended for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

         In November 2001, the Company determined that the consolidated financial information for the years ended December 31, 1999 and 2000 and the related quarterly information for 2000 and first two quarters of 2001 contained errors which required restatement of previously reported financial information. The errors resulted primarily from the Company not properly reconciling the accounts of its foreign operations. The errors generally resulted from the following items:

       o Foreign currency translation and transaction gains/loss related to foreign operations were not properly considered and accounted for.

       o Errors in recognizing revenue and costs on various construction projects using percentage of completion accounting. These errors consisted of not recognizing a loss on a project in the period when it was determined; unsupported budgeted revenues, costs and progress billing information contained in the Company's revenue recognition spreadsheets which in turn resulted in errors in the calculation and recognition of revenue and costs; and failure to properly accrue known costs on projects when incurred which resulted in improper revenue recognition.

       o Errors resulting from differences in intercompany accounts that when reconciled resulted in expenses that should have been recorded in the financial statements.

       o Adjustments to properly amortize leasehold improvements over the lesser of the estimated useful life or the life of the lease. Previously, the leasehold improvements were being amortized over a period in excess of the original life of the lease.

       o Certain reclassifications to balance sheet captions were made. This included the reclassification of preferred stock to redeemable preferred stock and recording preferred stock dividends and the beneficial conversion feature in retained earnings and additional paid in capital.

1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND RESTATEMENT (CONTINUED)

         The effect of the restatements for the years ended December 31, 1999 and 2000 is described in amended filings on Form 10-K/A or Form 10-Q/A for the applicable quarter periods. The following is a summary of the effects of such restatements on the Company's consolidated financial statements as of and for the three months ended March 31, 2000:

                                                            As
                                                        Previously        As
                                                         Reported      Restated
                                                       -----------    -----------
Consolidated balance sheet:
  Current assets                                          $  22,312      $  20,674
   Property and equipment--net, at cost                       3,200          2,888
  Total assets                                               29,795         27,845
  Current liabilities                                        18,781         19,399
  Total shareholders' equity                                 10,909          8,341

Consolidated statement of operations:
  Revenue, net                                            $  14,675      $  15,140
  Cost of goods sold                                         13,102         14,128
  Gross profit                                                1,573          1,012
  Total operating expenses                                    1,472          1,226
  Other expense, net                                           (135)          (132)
  Loss before income taxes                                      (34)          (346)
  Net loss                                                      (34)          (346)
  Net loss per common share
   basic and diluted                                      $   (0.00)    $    (0.03)

Consolidated statement of shareholder' equity:
  Common stock                                            $     128      $     128
  Additional paid-in capital                                 17,011         17,011
  Accumulated deficit                                        (6,230)        (8,630)
  Accumulated other comprehensive loss                          -             (168)
  Total shareholders' equity                                 10,909          8,341


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

         Segment information for the cleanrooms and related products and other manufactured goods are as follows:

                                                                                     Three months ended
                                                                                         March 31,
                                                                                    2000            1999
                                                                                 ----------     -----------
   Revenues
       Cleanrooms and related products                                          $   10,936     $    9,723
       Other products                                                                4,204          2,757
                                                                                 ----------     -----------

          Totals                                                                $   15,140     $   12,480
                                                                                 ==========     ===========

   Operating profit (loss)
       Cleanrooms and related products                                          $    1,161     $     (799)
       Other products                                                               (1,375)           409
                                                                                 ----------     -----------

          Totals                                                                $     (214)    $     (390)
                                                                                 ==========     ===========


                                                                                  March 31,       Dec. 31,
                                                                                    2000            1999
                                                                                 ----------     -----------

   Total assets
       Cleanrooms and related products                                          $   17,512     $   15,535
       Other products                                                                2,512          2,284
       Manufacturing and corporate assets                                            7,821          7,056
                                                                                 ----------     -----------

          Totals                                                                $   27,845     $   24,875
                                                                                 ==========     ===========

         5.   INVENTORIES

         Inventories consist of the following:

                                                                              March 31,             December 31,
                                                                                2000                    1999
                                                                           ----------------      -------------------
                 Raw materials                                             $         1,536    $               523
                 Work in process                                                     1,046                  2,389
                                                                           ----------------      -------------------
                                                                                     2,582                  2,912
                 Less allowances for obsolescence                                      300                    300
                                                                           ----------------      -------------------
                                                                           $         2,282    $             2,612
                                                                           ================      ===================

         6.   COMPREHENSIVE LOSS

         The following table reports comprehensive loss for three months ended March 31, 2000


              Net loss                                                     $           (346)
              Foreign currency translation adjustment                                   (51)
                                                                            -----------------
                Comprehensive loss                                         $           (397)
                                                                            =================


         7.   EARNINGS (LOSS) PER COMMON SHARE

       The following data show the shares used in computing earnings (loss) per common share including dilutive potential common stock:

                                                                      March 31,       March 31,
                                                                        2000             1999
                                                                    -----------      -----------

              Common shares outstanding entire
              period                                                12,513,114       12,479,711

              Net weighted average common shares issued during
              period                                                    81,897             -
                                                                    -----------      -----------

              Weighted average number of common shares used in
              basic EPS                                             12,595,011       12,479,711

              Dilutive effect of stock options                             -               -

              Dilutive effect of warrants                                  -               -
                                                                    -----------      -----------

              Weighted average number of common shares and
              dilutive potential common shares used in diluted
              EPS                                                   12,595,011       12,479,711
                                                                    ===========      ===========

                  For the periods ended March 31, 2000, and 1999, all of the options and warrants that were outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

         8.   SUBSEQUENT EVENTS

              a. On April 22, 1998, the first closing date, the Company acquired the net assets of Intelligent Enclosures Corporation. The transaction was accounted for as a purchase and the transaction was completed on April 22, 2000, the second closing date. At the first closing date, the Company delivered 27,023 shares of common stock. Approximately 30 days after the second closing date, the Company will issue 618,439 additional shares of common stock at the average per share closing price for the 20 consecutive trading days prior to the second closing date, which in addition to the original 27,023 shares, will equal 645,462 shares.

              b. Subsequent to March 31, 2000, the Company completed a $4.8 million private equity placement through the issuance of 480 shares of the Company's 3% Series A Convertible Preferred Stock, which are convertible into shares of the Company's common stock.

         9.   RECLASSIFICATIONS

         Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

            The Company's principal line of business is an integrated systems solution provider of cleanrooms and cleanroom component systems for the semiconductor industry. In recent years, the Company has typically had one to three significant customers, each of whom accounted for approximately 10% or more of the Company's annual revenues; however, these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature and continues to be adversely affected by the industry downturn that began in the latter part of 1996. Capital spending by semiconductor manufacturers has generally closely followed chip sales. As chip sales increased from around $50 billion per year in the late 1980s to a peak of $150 billion in 1995, capital spending on new equipment and facilities by the chip manufacturers surged to $45 billion from about $12 billion during the same period of time. As chip sales have declined over the past three years to about $122 billion in 1999, capital spending on new equipment and facilities declined to less than $30 billion in 1998.

         The Company's operating results have been severely impacted by the reduced capital spending of the semiconductor industry during the past three years. While the industry has shown signs of recovery from time to time over the past three years, it has been consistently disappointed by continued declines. The recent downturn in the semiconductor industry generally resulted in fewer contracts available to bid, a significant increase in price competition on contracts that were awarded, and reduced margins on such contracts. However, beginning in the fourth quarter of 1999, the Company experienced growth in new contract awards, resulting in an increase in the Company's backlog from $12.8 million at December 31, 1998 to $18.5 million at December 31, 1999. Additionally, during the first quarter of 2000, the Company has experienced an increase in contract bidding at higher gross margins than at any time during the three-year industry downturn, resulting in the award of $24.2 million of new cleanroom contracts. The Company's backlog increased from $15.9 million at March 31, 1999 to $21.6 million at March 31, 2000.

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

         In response to reduced revenue generated by the sale of cleanrooms, the Company has undertaken several initiatives to expand its revenue base beyond the semiconductor industry and to reduce its reliance on this historically cyclical business. The Company has developed an air entrance system used by large national retail chains in their new "superstores." Air entrances are used in lieu of conventional swinging and sliding doors to help the store maintain comfort in the front of the store, reduce liability and increase and optimize the traffic flow in and out of the store. The Company's air entrance system was developed by applying its advanced cleanroom air movement and filtration technology resulting in a technically advanced air entrance system. This product also shows promise of providing increased gross profit over the next two years. Additionally, the Company has entered into several contract manufacturing agreements whereby the Company manufactures products owned and marketed by third parties. During the first quarter of 1998, the Company announced its entrance into the transportation industry, by producing sleeper cabs for heavy-duty trucks. By applying similar wall panel systems technology used in cleanrooms the Company produces a stronger, more durable, and lighter weight product than traditional sleeper cabs. This technology may eventually be applied to other products in the transportation industry. It is the Company's objective to develop and maintain 40% of its revenues from sources outside of the semiconductor industry by applying its product and engineering expertise in custom metal fabrication, airflow systems and panel production to similar type products used in other industries.

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

         The Company generates revenue in two geographic regions: North America and Europe. Although risk of fluctuations in currency value does not affect such dollar-denominated contracts, changes in the relative value of the dollar could make the Company less competitive in various markets. Contracts to be performed in Europe may be denominated in local currency, and the Company bears the risk of changes in the relative value of the dollar and the local currencies. Devaluation of world currencies against the U.S. dollar has created extreme price competitiveness from Korean, Japanese, and German manufacturers and integrators of systems. The Company has in the past and may in the future attempt to hedge against currency fluctuations on contracts denominated in local currencies. There can be no assurance, however, that such hedging will fully insulate the Company from fluctuations or will not expose the Company to additional risks of loss.

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

         In addition to the problems with the spreadsheet maintained by Daw Europe, there were also problems in the consolidation process of European accounts with the United States accounts. For example, European costs incurred through the United States accounts were not properly considered in the consolidation process, thus resulting in an understatement of costs and liabilities.

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

         Finally, the restated financial statements also contain certain reclassifications and other adjustments such as: (a) foreign currency translation and transactions gains/losses related to foreign operations, (b) intercompany errors and (c) amortization of leasehold improvements. A summary of the effect of the restatements in the financial statements is described in Note 1 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS
(Data in the tables are in thousands)

Selected Financial Information


                                                         Three Months
                                                       Ended March 31,
                                                       ---------------
Statement of Operations Data:                       2000            1999
                                                ------------     ------------
Revenues                                              $ 15,140        $ 12,480
Gross profit                                             1,012           1,577
Net loss                                                  (382)           (316)


                                                  March 31,      December 31,
Balance Sheet Data:                                 2000            1999
                                                ------------     ------------
Cash and cash equivalents                              $   830         $   296
Working capital                                          1,275             973
Total assets                                            27,845          24,875
Total liabilities                                       19,504          16,572
Total shareholders' equity                               8,341           8,303

         Revenues for the first quarter of 2000 increased by 21.3% to $15.1 million compared to $12.5 million for the first quarter of 1999. This increase was primarily attributable to an increase in cleanroom and related products contract awards during the fourth quarter of 1999 and the first quarter of 2000. Revenues from cleanroom and related products increased $1.2 million, or 12.5%, to $10.9 million for the first quarter of 2000 from $9.7 million during the first quarter of 1999. Revenues from other manufactured products increased to $4.2 million for the period ended March 31, 2000, as compared with $2.8 million for the period ended March 31, 1999.

         Gross profit for the first quarter of 2000 decreased by 35.8% to $1.0 million from $1.6 million for the first quarter of 1999 and decreased as a percentage of revenue to 6.7% for the first quarter of 2000 from 12.6% for the first quarter of 1999. The decreased gross profit percentage was due largely to lower than anticipated profits related to other products not related to the semiconductor industry. With the Company's efforts to develop a portion of its revenues from sources outside of the semiconductor industry by applying its product and engineering expertise in custom metal fabrication, airflow systems and panel production, the Company may experience cost inefficiencies due to ramp-up costs. However, it is the Company's objective to identify, manufacture and sell other products that have high gross profit margin potential.

         Selling, general and administrative expenses for the first quarter of 2000 decreased 41.3% to $1.0 million, or 6.9% of revenue, compared to $1.8 million, or 14.3% of revenue for the first quarter of 1999. The decrease in selling, general and administrative expenses was the result of the Company's continued efforts to manage and reduce its operating cost structure. The reduction was primarily the result of reduced payroll and related expenses and the implementation of other cost cutting measures.

         Research and development expenses for the first quarter of 2000 decreased 100.0% to zero, compared to $60,000 for the first quarter of 1999. The decrease was primarily the result of the Company's decision to establish a foundry relationship for the supply of its traditional cleanroom component products, similar to the foundry relationship being established by many multinational semiconductor companies for their integrated circuit needs. The Company continues to fund research and development to improve its existing products and develop new products in its diversification program.

         Interest expense for the first quarter of 2000 increased to $192,000, compared to $101,000 for the first quarter of 1999. This increase was directly related to increased borrowings at higher interest rates against the Company's credit line during the first quarter of 2000, compared to borrowings during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 2000 was $1,275,000, compared to $973,000 at December 31, 1999. This includes cash and cash equivalents of $830,000 at March 31, 2000 and $296,000 at December 31, 1999. The Company's operations provided $294,000 of cash during the first quarter of 2000, compared to using $38,000 of cash in operations during the first quarter of 1999. During the first quarter of 2000, the Company experienced a net increase in receivables of $2.1 million, an increase in costs and estimated earnings in excess of billings on contracts in progress of $1.2 million, and an increase in accounts payable and accrued liabilities of $2.3 million. In addition, billings in excess of costs and estimated earnings on contracts in progress increased by $710,000. During the first quarter ended March 31, 2000, the Company realized proceeds of $436,000 from the issuance of 301,550 shares of common stock in connection with the exercise of options related to its 1993 Stock Option Plan.

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

                   DAW TECHNOLOGIES, INC.

                   By: /s/ Donald K. McCauley
               ------------------------------------------------------
                            Donald K. McCauley
                            Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)