Form 10-Q/A
period 2000-06-30
DAW TECHNOLOGIES INC /UT
filed 2002-04-24
CIK 882159

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     AMENDMENT NO. 1 TO QUARTERLY REPORT ON
                                   FORM 10-Q/A

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

         or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                                     0-21818
                         ------------------------------
                              (Commission File No.)

                             DAW TECHNOLOGIES, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         UTAH                                                  87-0464280
-------------------------------                          -----------------------
(State or other jurisdiction                                  (IRS Employer
of incorporation or                                       Identification No.)
organization)


                               2700 SOUTH 900 WEST
                           SALT LAKE CITY, UTAH 84119
         --------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

This amendment on Form 10-Q/A amends the Items 1 and 2 of Part I of the Quarterly Report for Daw Technologies, Inc. (the "Company") on Form 10-Q previously filed for the quarter ended June 30, 2000. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, March 31, 2001 and June 30, 2001 as well as for the years ended December 31, 1999 and December 31, 2000. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing. The restated financial information as of December 31, 1999 contained herein should be read in conjunction with the applicable filing for that period.

                             Daw Technologies, Inc.

                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION.................................................................................  1


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999 (unaudited)...............  1

          Condensed  Consolidated  Statements  of Operations - Three months and six months ended June 30,
          2000 and 1999 (unaudited).............................................................................  2

          Condensed  Consolidated  Statements  of Cash  Flows - Six months  ended June 30,  2000 and 1999
          (unaudited)...........................................................................................  3

          Notes to Condensed Consolidated Financial Statements (unaudited)......................................  5


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................................................   13

Signatures......................................................................................................  20

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


                             Daw Technologies, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)


                                                                                     June 30,              Dec. 31,
                                                                                      2000                   1999
                                                                                    ---------             ----------
                                                       ASSETS                      (As Restated)        (As Restated)

CURRENT ASSETS
    Cash and cash equivalents                                                      $     1,843          $     296
    Accounts receivable, net                                                             8,201              7,372
    Costs and estimated earnings in excess
        of billings on contracts in progress                                             7,023              3,581
    Inventories, net                                                                     2,197              2,612
    Deferred income taxes                                                                  316                425
    Other current assets                                                                 2,957              3,149
                                                                                      ---------           --------

             Total current assets                                                       22,537             17,435

PROPERTY AND EQUIPMENT, NET                                                              2,463              3,110

DEFERRED INCOME TAXES                                                                    3,364              3,364

OTHER ASSETS                                                                               899                966
                                                                                      ---------           ---------

                                                                                       $29,263            $24,875
                                                                                       =======            =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Checks written in excess of cash in bank                                       $     -               $    248
    Accounts payable and accrued liabilities                                             9,035              8,871
    Billings in excess of costs and estimated
        earnings on contracts in progress                                                2,680              1,624
    Line of credit                                                                       4,209              5,258
    Current portion of long-term obligations                                               303                461
                                                                                    ----------         ----------

             Total current liabilities                                                  16,227             16,462

LONG TERM OBLIGATIONS, less current portion                                                 78                110

COMMITMENTS AND CONTINGENCIES                                                               -                  -

REDEEMABLE PREFERRED STOCK
     3% Series A Redeemable Convertible Preferred Stock, authorized 10,000,000 shares of $0.01 par value; 480 shares issued
        and outstanding at June 30, 2000 (none at December 31, 1999)                     4,225                 -


SHAREHOLDERS' EQUITY
    Common stock, authorized 50,000,000 shares of $0.01 par
        value; issued and outstanding 13,468,609 shares at
        June 30, 2000 and 12,513,114 at December 31, 1999                                  135                125
    Additional paid-in-capital                                                          19,622             16,579
    Warrants                                                                               350                 -
    Accumulated deficit                                                                (10,981)            (8,284)
    Accumulated other comprehensive loss                                                  (393)              (117)
                                                                                     ---------         -----------
             Total shareholders' equity                                                  8,733              8,303
                                                                                     ---------          ---------

                                                                                      $ 29,263           $ 24,875
                                                                                      ========           ========

           See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)



                                                      Three months ended             Six months ended
                                                           June 30,                      June 30,
                                                     2000           1999            2000           1999
                                                 (As Restated)                 (As Restated)

                                                 ------------   -------------   -------------  -------------

Revenues                                       $      14,637  $       9,980   $      29,777  $      22,460
Cost of goods sold                                    12,491          9,933          26,619         20,836
                                                 ------------   -------------   -------------  -------------
           Gross profit                                2,146             47           3,158          1,624
Operating expenses
    Selling, general and administrative                1,310          1,896           2,379          3,684
    Research and development                               -             58               -            118
    Depreciation and amortization                        107            112             264            232
                                                 ------------   -------------   -------------  -------------
                                                       1,417          2,066           2,643          4,034
                                                 ------------   -------------   -------------  -------------

           Earnings (loss) from operations               729         (2,019)            515         (2,410)
Other income (expense)
    Interest expense                                    (223)          (186)           (415)          (287)
    Other, net                                            11            (84)             70            (93)
                                                 ------------   -------------   -------------  -------------
                                                        (212)          (270)           (345)          (380)
                                                 ------------   -------------   -------------  -------------

           Earnings (loss) before income taxes           517         (2,289)            170         (2,790)
Income taxes (benefit)                                   251           (847)            251         (1,032)
                                                 ------------   -------------   -------------  -------------
           NET EARNINGS (LOSS)                 $         266  $      (1,442)  $         (81) $      (1,758)
                                                 ============   =============   =============  =============

Earnings (loss) per common share (NOTE 7)
    Basic                                      $       (0.18) $        (0.12) $       (0.20) $       (0.14)
    Diluted                                            (0.18)          (0.12)         (0.20)         (0.14)
Weighted-average common and dilutive
   common equivalent shares outstanding
    Basic                                          13,185,866      12,479,711     12,875,237     12,490,968
    Diluted                                        13,185,866      12,479,711     12,875,237     12,490,968



           See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)


                                                                                                Six months ended
                                                                                                     June 30,
                                                                                               2000           1999
                                                                                           (As Restated)
                                                                                           ------------   ------------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                                                           $     (81)     $   (1,758)
       Adjustments to reconcile net loss to net
       cash used in operating activities
           Depreciation and amortization                                                        697             781
           Loss on disposal of property and equipment                                             2               -
           Provision for allowance on accounts receivable                                         -               -
           Deferred income taxes                                                                110          (1,032)
           Changes in assets and liabilities
              Account receivables                                                              (966)            573
              Costs and estimated earnings in excess
                of billings on contracts in progress                                         (3,573)         (3,002)
              Inventories                                                                       402             188
              Other current assets                                                              121             (26)
              Other assets                                                                       (6)            100
              Accounts payable
                and accrued liabilities                                                         212           2,411
              Billings in excess of costs and estimated
                earnings on contracts in progress                                             1,111             701
                                                                                           ------------   ------------

                  Net cash used in
                    operating activities                                                     (1,971)         (1,064)
                                                                                           ------------   ------------

    Cash flows from investing activities
       Purchase of property and equipment                                                      (137)            (51)
       Proceeds from disposition of property
         and equipment                                                                          154               -
                                                                                           ------------   ------------

                  Net cash provided by (used in)
                    investing activities                                                         17             (51)
                                                                                           ------------   ------------



        The accompanying notes are an integral part of these statements.

                      Daw Technologies, Inc. and Subsidiaries

                                   (Unaudited)
                        (in thousands, except share data)


                                                                                             Six months ended
                                                                                                 June 30,
                                                                                            2000           1999
                                                                                       (As Restated)
                                                                                       -------------  -------------

Cash flows from financing activities
       Decrease in checks written in excess of cash in bank                                (248)              -
       Net change in line of credit                                                      (1,049)            207
       Proceeds from issuance of common stock, preferred stock
         and warrants                                                                     5,035              22
       Payments on long-term obligations                                                   (191)           (293)
                                                                                       ----------------------------

                  Net cash provided by (used in)
                    financing activities                                                  3,547             (64)

Effect of exchange rate changes on cash and cash equivalents                                (46)              -
                                                                                       -------------  -------------

                  Net increase (decrease) in cash
                    and cash equivalents                                                  1,547          (1,179)

Cash and cash equivalents at beginning of period                                            296           2,140
                                                                                       -------------  -------------

Cash and cash equivalents at end of period                                            $   1,843      $      961
                                                                                       =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
     Interest                                                                         $    415       $      287
     Income taxes                                                                           -                -

Non-cash activities:

The Company accrued dividends of $25 on its 3% Series A convertible preferred stock.

The Company recorded an imputed dividend of $2,593 from the beneficial conversion feature on its 3% Series A convertible preferred stock.

The Company completed its acquisition of another company by issuing 618,439 shares of Common Stock.


           See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)



         1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND RESTATEMENT

         The accompanying unaudited condensed consolidated financial statements have been prepared by Daw Technologies, Inc. and Subsidiaries (the "Company" or "Daw") in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These financial statements and footnote disclosures in this Form 10-Q/A for the three and six months ended June 30, 2000 should be read in conjunction with the Company's annual report on Form 10-K/A, as amended for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

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

                             Daw Technologies, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)



         1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND RESTATEMENT
                  (CONTINUED)

         The effect of the restatements for the years ended December 31, 1999 and 2000 is described in amended filings on Form 10-K/A or Form 10-Q/A for the applicable quarterly periods. The following is a summary of the effects of such restatements on the Company's consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000:


                                                           As Previously         As
                                                             Reported         Restated
                                                             --------         --------

Consolidated balance sheet:
  Current assets                                              $ 25,447          $ 22,537
  Property and equipment - net, at cost                          2,794             2,463
  Total assets                                                  32,504            29,263
  Current liabilities                                           16,383            16,227
  Redeemable preferred stock                                       -               4,225
  Total shareholders' equity                                    16,043             8,733

Consolidated statement of shareholders' equity:

  Common stock                                                $    135          $    135
  Additional paid-in capital and warrants                       21,602            19,972
  Accumulated deficit                                           (5,694)          (10,981)
  Accumulated other comprehensive loss                             -                (393)
  Total shareholders' equity                                    16,043             8,733



                                                              Three months ended             Six months ended
                                                                 June 30, 2000                June 30, 2000
                                                        -------------------------------------------------------------
                                                               As                           As
                                                            Previously         As        Previously        As
                                                            Reported       Restated      Reported       Restated
                                                            --------       --------      --------       --------

Consolidated statement of operations:
  Revenue, net                                                 $15,011         $14,637       $29,686       $29,777
  Cost of goods sold                                            12,251          12,491        25,353        26,619
  Gross profit                                                   2,760           2,146         4,333         3,158
  Total operating expenses                                       1,761           1,417         3,233         2,643
  Other expense, net                                              (212)           (212)         (347)         (345)
  Income (loss) before income taxes                                787             517           753           170
  Net income (loss)                                                536             266           502           (81)
  Net income (loss) available to common
   shareholders                                                    511          (2,352)          502        (2,698)
  Net income (loss) per common share - diluted                 $  0.03         $ (0.18)      $  0.03       $ (0.20)

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

                             Daw Technologies, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


         5.   SEGMENT INFORMATION (CONTINUED)


         Segment information for the cleanrooms and related products and other manufactured goods are as follows:



                                                  FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                     ENDED JUNE 30,                    ENDED JUNE 30,
                                               ------------------------------   -------------------------------
                                                   2000            1999               2000          1999
                                               --------------  --------------   --------------  --------------

 Revenues

    Cleanrooms and related products                $ 9,915       $  7,037         $ 20,851         $ 16,760
    Other manufactured goods                         4,722          2,943            8,926            5,700
                                                   -------       --------         --------         --------

                 Totals                            $14,637       $  9,980         $ 29,777         $ 22,460
                                                   =======       ========         ========         ========

 Earnings (loss) from operations
    Cleanrooms and related products                $ 1,060       $ (2,327)        $  2,221         $ (3,127)
    Other manufactured goods                          (331)           308           (1,706)             717
                                                   -------       --------         --------         --------

                 Totals                            $   729       $ (2,019)        $    515         $ (2,410)
                                                   =======       ========         ========         ========



                                               -------------------------------
                                                   JUNE        DECEMBER
                                                    30,            31,
                                                   2000           1999
                                               --------------  --------------
Total assets

   Cleanrooms and related products                $ 18,591         $15,535
   Other manufactured goods                          2,622           2,284
   Manufacturing and corporate                       8,050           7,056
                                                  --------         -------
                 Totals                           $ 29,263         $24,875
                                                  ========         =======

                             Daw Technologies, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


         6.       CAPITAL TRANSACTIONS

         On April 28, 2000, the Company completed a $4.8 million private equity placement through the issuance of 480 shares of the Company's 3% Series A Convertible Preferred Stock and warrants, which are convertible into shares of the Company's common stock. The Preferred Shares do not have voting rights. The Series A Preferred is currently convertible into shares of Common Stock at a rate equal to a fraction, the numerator of which is equal to $10,000 plus all accrued dividends, and the denominator of which is equal to the lesser of (i) $1.32 and (ii) 80% of the average of the five lowest consecutive per share market values during the twenty-five trading days proceeding the conversion date. The net cash received by the Company was $4,575,000.

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

                             Daw Technologies, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


         7.       EARNINGS (LOSS) PER COMMON SHARE

         The following data show the shares used in computing earnings (loss) per common share including dilutive potential common stock:



                                                     Three months ended               Six months ended
                                                          June 30,                        June 30,
                                                    2000            1999           2000            1999
                                               -------------  --------------  -------------   -------------

Net earnings (loss)                            $        266   $    (1,442)    $        (81)   $    (1,758)

Dividends on preferred stock                            (25)        -                  (25)         -

Imputed dividend from beneficial
conversion feature                                   (2,593)        -               (2,593)         -
                                               -------------  --------------  -------------   -------------

Net earnings (loss) applicable to common
stock                                          $     (2,352)  $    (1,442)    $     (2,699)   $    (1,758)
                                               =============  ==============  =============   =============

Common shares outstanding entire
period                                           12,832,454    12,479,711       12,513,114     12,479,711

Net weighted average common shares issued
during period                                       353,412        -               362,123         11,257
                                               -------------  --------------  -------------   -------------

Weighted average number of common shares
used in basic EPS                                13,185,866    12,479,711       12,875,237     12,490,968

Dilutive effect of stock options                     -               -              -               -

Dilutive effect of warrants                          -               -              -               -

Dilutive effect of preferred stock                   -               -              -               -
                                               -------------  --------------  -------------   -------------

Weighted average number of common shares
and dilutive potential common shares used
in diluted EPS                                   13,185,866    12,479,711       12,875,237     12,490,968
                                               =============  ==============  =============   =============

For the loss periods ended June 30, 2000 and 1999, all of the preferred shares, options and warrants that were outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

                             Daw Technologies, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


         8.       INVENTORIES


         Inventories consist of the following:


                                                                       June 30,          December 31,
                                                                  -----------------   ------------------
                                                                         2000                1999
                                                                  -----------------   ------------------

         Raw materials                                           $        1,699      $          523
         Work in process                                                    798               2,389
                                                                  -----------------   ------------------
                                                                          2,497               2,912
         Less allowance for obsolescence                                    300                 300
                                                                  -----------------   ------------------

                    Total                                        $        2,197      $        2,612
                                                                  =================   ==================


         9.       COMPREHENSIVE INCOME (LOSS)

The following table reports comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999:



                                                                                         Three months ended
                                                                                              June 30,
                                                                                      2000               1999
                                                                                 --------------   -----------------

       Net income (loss)                                                        $        266     $           -
       Foreign currency translation adjustment                                          (225)                -
                                                                                 --------------   -----------------

          Comprehensive income (loss)                                           $         41     $           -
                                                                                 ==============   =================

                                                                                          Six months ended
                                                                                              June 30,
                                                                                      2000               1999
                                                                                 --------------   -----------------
       Net loss                                                                 $        (81)    $           -
       Foreign currency translation adjustment                                          (276)                -
                                                                                 --------------   -----------------

          Comprehensive loss                                                    $       (357)    $           -
                                                                                 ==============   =================

         10.      RECLASSIFICATION

         Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

                             Daw Technologies, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


         11.      SUBSEQUENT EVENTS

         On July 10, 2000, the Company sold the assets associated with its sleeper cab manufacturing business to Western Star Trucks US Inc. for approximately $1 million. In addition, the Company retained certain accounts receivables associated with its sleeper cab manufacturing line and will continue to receive payments on such receivables in the ordinary course of business. Western Star Trucks US Inc. has entered into an agreement with the Company for a limited specified time period to provide labor and management services to continue to operate the sleeper cab operations in Salt Lake City. Western Star Trucks US Inc. has also entered into a short-term lease for the factory space currently occupied by the sleeper cab operation.

         The Company's contract manufacturing group, (Advanced Manufacturing), will also be providing manufacturing and powder coat paint services to supply the operation with raw materials for the assembly operation for the duration of the agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, the audited consolidated Financial Statements and "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's report on Form 10-K/A for the year ended December 31, 1999. All data in the tables are in thousands, except for percentages and per-share data.

            The Company's principal line of business is as a provider of ultra-clean manufacturing environments or cleanrooms, and cleanroom component systems for the semiconductor industry. In recent years, the Company has typically had one to three significant customers, each of whom accounted for approximately 10% or more of the Company's annual revenues; however, these customers do not necessarily remain significant in subsequent years. The semiconductor industry has been historically cyclical in nature. Capital spending by semiconductor manufacturers has generally closely followed chip sales. As chip sales increased from around $50 billion per year in the late 1980s to a peak of $150 billion in 1995, capital spending on new equipment and facilities by the chip manufacturers surged to $45 billion from about $12 billion during the same period of time. As chip sales declined over the past three years to about $122 billion in 1999, capital spending on new equipment and facilities declined to less than $30 billion in 1998. Various industry analysts have reported that in 1999 chip sales increased by 20%, which indicates that the recent downturn may be ending. In addition, analysts predict that chip sales for 2000 may increase by an additional 30 to 40%. The Company can provide no assurance that chip sales will, in fact, continue to increase during 2000 or thereafter.

            The Company's operating results were impacted by the reduced capital spending of the semiconductor industry during the past three years. While the industry has shown signs of recovery from time to time over the past three years, it has been consistently disappointed by continued declines. Management believes the downturn is over and the industry is on the road to recovery. The length and duration of the recovery is still subject to significant uncertainty. The extended downturn in the semiconductor industry generally resulted in fewer contracts available to bid, a significant increase in price competition on contracts that were awarded, and reduced margins on such contracts. However, beginning in the fourth quarter of 1999, the Company experienced growth in new contract awards, resulting in an increase in the Company's backlog. Additionally, during the first six months of 2000, the Company has experienced an increase in contract bidding at higher gross margins than at any time during the three-year industry downturn. While cleanroom contract bidding continues at a higher rate than any time in the previous three years, the actual award of contracts does not occur evenly from quarter to quarter. During the six months ended June 30, 2000, actual cleanroom contract awards were approximately $26.0 million. The Company's cleanroom contract backlog at June 30, 2000 was $15.1 million compared to $15.0 million at June 30, 1999.

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

            It is the Company's objective to develop and maintain 40% of its revenues from sources outside of the semiconductor industry by applying its product and engineering expertise in custom metal fabrication, airflow systems and panel production to similar type products used in other industries. The sale of the Company's sleeper cab business, which accounted for substantially all of the 25% of its revenue from sources outside of the semiconductor industry during its last fiscal year, represents a setback in the Company's pursuit of that objective. However, the Company has entered into several other contract manufacturing agreements whereby the Company manufactures products owned and marketed by third parties that will offset some of the lost revenues from the sale of its sleeper cab operations. In addition, management believes that the strength of the recovery in the cleanroom industry will also offset the decrease in revenues from the sleeper cab operations. Contract manufacturing agreements may change from time to time based on profitability, manufacturing capacity and other related factors.

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

RESTATEMENTS

         In November 2001, the Company determined that the consolidated financial information in the Company's Annual Reports on Form 10-K for the years ended December 31, 1999 and December 31, 2000 as well as the unaudited interim financial statements reported in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2000, June 30, 2000, September 30, 2000, March 31, 2001 and June 30, 2001 had been incorrectly compiled and reported primarily because of errors in the financial information reported by the Company's foreign operations.

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

         In addition to the problems with the spreadsheet maintained by Daw Europe, there were also problems in the consolidation of European accounts with the United States accounts. For example, European costs incurred through the United States accounts were not properly considered in the consolidation process, thus resulting in an understatement of costs and liabilities.

         Also, the Company noted that various projects in Israel were either not recorded or were not properly recorded on the financial records of Daw Europe. When Daw Europe recorded transactions associated with the Company's projects in Israel, instead of always obtaining objective accounting documentation, the accounting personnel relied on informal data and statements by project managers. Some of this informally gathered information proved to be incomplete and subsequently required an adjustment.

         Finally, the restated financial statements also contain some reclassifications and other adjustments such as: (a) foreign currency translation and transactions gains/losses related to foreign operations, (b) intercompany errors and (c) amortization of leasehold improvements. A summary of the effect of the restatements in the financial statements is described in Note 1 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS (Data in the tables are in thousands)

Selected Financial Information

                                                      Three months ended             Six months ended
                                                           June 30,                      June 30,
                                                     2000           1999            2000           1999
                                                 ------------   -------------   -------------  -------------

Revenues......................................   $    14,637    $      9,980    $     29,777   $     22,460

Gross profit...................................        2,146              47           3,158          1,624

Operating expenses..........................           1,417           2,066           2,643          4,034

Net earnings (loss)...........................   $       266    $     (1,442)   $        (81)  $     (1,758)



                                               ----------------------------------
                                                 JUNE 30,       DECEMBER 31,
                                                   2000             1999
                                               -------------- --------------

BALANCE SHEET DATA:

Cash and cash equivalents.................       $   1,843      $    296
Working capital...........................           6,310           973
Total assets..............................          29,263        24,875
Total liabilities.........................          16,305        16,572
Redeemable preferred stock................           4,225            -
Total shareholders' equity..................         8,733         8,303



         Revenues for the second quarter of 2000 increased by 46.7% to $14.6 million compared to $10.0 million for the second quarter of 1999. Revenues for the six months ended June 30, 2000 increased by 32.6% to $29.8 million compared to $22.5 million for the six months ended June 30, 1999. The increase in revenues is attributed to an increase in capital spending by the semiconductor industry following an extended industry downturn during the last three years. The capital spending increase resulted in more cleanroom-related contract awards during the fourth quarter of 1999 and the first quarter of 2000. As a result, the increase has resulted in more contracts during the first two quarters of 2000 compared with the first two quarters of 1999.

         Gross profit for the second quarter of 2000 increased by 4,466.0% to $2.1 million from a gross profit of $47,000 for the second quarter of 1999 and increased as a percentage of revenue to 14.7% for the second quarter of 2000 from 0.5% for the second quarter of 1999. Gross profit for the six months ended June 30, 2000 increased by 94.5% to $3.2 million from a gross profit of $1.6 million for the six months ended June 30, 1999 and increased as a percentage of contract revenue to 10.6% for the six months ended June 30, 2000 from 7.2% for the six months ended June 30, 1999.

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

         Selling, general and administrative expenses for the second quarter of 2000 decreased by 30.9% to $1.3 million compared to $1.9 million for the second quarter of 1999, and decreased as a percentage of contract revenue to 8.9% for the second quarter of 2000 from 19.0% for the second quarter of 1999. For the six months ended June 30, 2000, selling, general and administrative decreased by 35.4% to $2.4 million compared to $3.7 million for the six months ended June 30, 1999, and decreased as a percentage of contract revenue to 8.0% for the six months ended June 30, 2000 from 16.4% for the six months ended June 30, 1999.

         The decrease in selling, general and administrative expenses was the result of the Company's continued efforts to manage and reduce its operating cost structure. The reduction was primarily the result of reduced payroll and related expenses.

         Research and development expense for the second quarter of 2000 decreased 100.0% to zero compared to $58,000 for the second quarter of 1999. Research and development expense for the six months ended June 30, 2000 decreased 100.0% to zero compared to $118,000 for the six months ended June 30, 1999. As a result of the Company's strategy to purchase rather than manufacture many of its own component parts, there has been a natural reduction in its research and development expenses. The Company may fund future research and development projects to improve existing products or develop new products in its diversification program.

         Depreciation and amortization expense, not included in cost of goods sold, for the second quarter of 2000 decreased 4.5% to $107,000 compared to $112,000 for the second quarter of 1999. Depreciation and amortization expense for the six months ended June 30, 2000 increased 13.8% to $264,000 compared to $232,000 for the six months ended June 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at June 30, 2000 was $6.3 million compared to $973,000 at December 31, 1999. This includes cash and cash equivalents of $1.8 million at June 30, 2000 and $296,000 at December 31, 1999. The Company's operations used $2.0 million of cash during the six months ended June 30, 2000, compared to $1.1 million of cash used in operations during the six months ended June 30, 1999. During the six months ended June 30, 2000, the Company experienced increases in costs and estimated earnings in excess of billings on contracts in progress, accounts receivable, accounts payable and accrued liabilities and billings in excess of costs and estimated earnings on contracts in progress. These increases were primarily due to an increase in work in process resulting from work on a higher number of cleanroom projects. In addition, the Company experienced decreases in the line of credit, deferred income taxes and inventories during the six months ended June 30, 2000.

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

                               DAW TECHNOLOGIES, INC.


                               By: /s/ Donald K. McCauley
                                  ----------------------------------
                                    Donald K. McCauley
                                    Executive Vice President, Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)