Form 10-Q/A
period 2000-09-30
DAW TECHNOLOGIES INC /UT
filed 2002-04-24
CIK 882159

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


                             DAW TECHNOLOGIES, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         UTAH                                               87-0464280
----------------------------------               -------------------------------
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

This amendment on Form 10-Q/A amends the Items 1 and 2 of Part I of the Quarterly Report for Daw Technologies, Inc. (the "Company") on Form 10-Q previously filed for the quarter ended September 30, 2000. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, March 31, 2001 and June 30, 2001 as well as for the years ended December 31, 1999 and December 31, 2000. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing. The restated financial information as of December 31, 1999 contained herein should be read in conjunction with the applicable filing for that period.



                             Daw Technologies, Inc.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION.................................................................................  1


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999 (unaudited)..........  1

          Condensed  Consolidated  Statements  of  Operations  - Three  months  and  nine  months  ended
          September 30, 2000 and 1999 (unaudited)...............................................................  2

          Condensed  Consolidated  Statements  of Cash Flows - Nine months ended  September 30, 2000 and
          1999 (unaudited)......................................................................................  3

          Notes to Condensed Consolidated Financial Statements (unaudited)......................................  5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................................................  13

Signatures...................................................................................................... 20

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                             Daw Technologies, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                      Sept. 30,           Dec. 31,
                                                                                        2000                1999
                                       ASSETS                                       (As Restated)      (As Restated)
                                                                                    -------------      -------------
CURRENT ASSETS
    Cash and cash equivalents                                                         $  4,703           $    296
    Accounts receivable, net                                                             6,233              7,372
    Costs and estimated earnings in excess
        of billings on contracts in progress                                             6,067              3,581
    Inventories, net                                                                     1,801              2,612
    Deferred income taxes                                                                  316                425
    Other current assets                                                                 2,762              3,149
                                                                                      --------           --------
             Total current assets                                                       21,882             17,435

PROPERTY AND EQUIPMENT, NET                                                              1,996              3,110
DEFERRED INCOME TAXES                                                                    3,091              3,364
OTHER ASSETS                                                                               861                966
                                                                                      --------           --------
                                                                                      $ 27,830           $ 24,875
                                                                                      ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Checks written in excess of cash in bank                                          $      -           $    248
    Accounts payable and accrued liabilities                                             8,152              8,871
    Billings in excess of costs and estimated
        earnings on contracts in progress                                                2,687              1,624
    Line of credit                                                                       3,505              5,258
    Current portion of long-term obligations                                               186                461
                                                                                      --------           --------
             Total current liabilities                                                  14,530             16,462

LONG TERM OBLIGATIONS, less current portion                                                 48                110

COMMITMENTS AND CONTINGENCIES                                                                -                  -

REDEEMABLE PREFERRED STOCK
    3% Series A Redeemable Convertible Preferred stock, authorized
    10,000,000 shares of $0.01 par value; 472 shares issued and
    outstanding at September 30, 2000 (none at December 31, 1999)                        4,155                  -

SHAREHOLDERS' EQUITY
    Common stock, authorized 50,000,000 shares of $0.01 par
        value; issued and outstanding 13,580,932 shares at
        September 30, 2000 and 12,513,114 at December 31, 1999                             135                125
    Additional paid-in-capital                                                          19,693             16,579
    Warrants                                                                               350                  -
    Accumulated deficit                                                                (10,688)            (8,284)
    Accumulated other comprehensive loss                                                  (393)              (117)
                                                                                      --------           --------
             Total shareholders' equity                                                  9,097              8,303
                                                                                      --------           --------
                                                                                       $27,830            $24,875
                                                                                      ========           ========

            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)


                                                       Three months ended             Nine months ended
                                                         September 30,                  September 30,

                                                      2000           1999            2000            1999
                                                 (As Restated)                  (As Restated)
                                                 -------------   -----------    -------------   -------------
Revenues                                         $    11,198     $   12,433     $    40,975     $    34,893
Cost of goods sold                                     9,702         11,659          36,321          32,495
                                                 ------------    -----------    ------------    ------------
           Gross profit                                1,496            774           4,654           2,398
Operating expenses
    Selling, general and administrative                  888          1,685           3,267           5,369
    Research and development                               -              5               -             123
    Depreciation and amortization                        101            102             365             334
                                                 ------------    -----------    ------------    ------------
                                                         989          1,792           3,632           5,826
                                                 ------------    -----------    ------------    ------------

           Earnings (loss) from operations               507         (1,018)          1,022          (3,428)
Other income (expense)
    Interest expense                                    (151)          (106)           (566)           (393)
    Other, net                                           310             (5)            381             (98)
                                                 ------------    -----------    ------------    ------------
                                                         159           (111)           (185)           (491)
                                                 ------------    -----------    ------------    ------------

           Earnings (loss) before income taxes           666         (1,129)            837          (3,919)
Income tax expense (benefit)                             336              -             587          (1,032)
                                                 ------------    -----------    ------------    ------------

           NET EARNINGS (LOSS)                   $       330     $   (1,129)    $       250     $    (2,887)
                                                 ============    ===========    ============    ============
Earnings (loss) per common share (NOTE  7)
    Basic                                        $      0.02     $    (0.09)    $     (0.18)    $     (0.23)
    Diluted                                             0.02          (0.09)          (0.18)          (0.23)
Weighted-average common and dilutive
   common equivalent shares outstanding
    Basic                                         13,496,689     12,513,114      13,097,898      12,498,431
    Diluted                                       14,484,938     12,513,114      13,097,898      12,498,431


            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)


                                                                                           Nine months ended
                                                                                              September 30,

                                                                                           2000           1999
                                                                                       (As Restated)
                                                                                       ------------   -----------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net earnings (loss)                                                             $    250       $   (2,887)
       Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities
           Depreciation and amortization                                                    988            1,159
           Gain on disposal of property and equipment                                      (744)               -
           Provision for losses on accounts receivable                                       36             (224)
           Deferred income taxes                                                            382           (1,032)
           Changes in assets and liabilities
              Account receivables                                                           908             (398)
              Costs and estimated earnings in excess
                of billings on contracts in progress                                     (2,660)          (2,066)
              Inventories                                                                   428              419
              Other current assets                                                          292             (649)
              Other assets                                                                   (5)             140
              Accounts payable
                and accrued liabilities                                                     163            4,413
              Billings in excess of costs and estimated
                earnings on contracts in progress                                         1,135              766
                                                                                       ---------      -----------
                  Net cash provided by (used in) operating activities                     1,173             (359)
                                                                                       ---------      -----------
    Cash flows from investing activities
       Purchase of property
         and equipment                                                                     (162)             (88)
       Proceeds from disposition of property
         and equipment                                                                      183                -
       Proceeds from sale of net assets                                                     526                -
                                                                                       ---------      -----------
                  Net cash provided by (used in)
                    investing activities                                                    547              (88)
                                                                                       ---------      -----------



                                   (continued)
            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

                                   (Unaudited)
                        (in thousands, except share data)


                                                                                            Nine months ended
                                                                                              September 30,
                                                                                            2000          1999
                                                                                       (As Restated)
                                                                                       -------------  ------------
    Cash flows from financing activities
       Decrease in checks written in excess of cash in bank                                (248)              -
       Net change in line of credit                                                      (1,753)            158
       Proceeds from issuance of preferred and common stock                               5,036              22
       Payments on long-term obligations                                                   (376)           (357)
                                                                                       ---------      ---------
                  Net cash provided by (used in)
                    financing activities                                                  2,659            (177)

Effect of exchange rate changes on cash and cash equivalents                                 28               -
                                                                                       ---------      ----------
                  Net increase (decrease) in cash
                    and cash equivalents                                                  4,407            (624)

Cash and cash equivalents at beginning of period                                            296           2,140
                                                                                       ---------      ----------
Cash and cash equivalents at end of period                                             $  4,703       $   1,516
                                                                                       =========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for
     Interest                                                                          $    566       $     393
     Income taxes                                                                             -               -


Non-cash activities:

The Company accrued dividends of $61 on its 3% Series A convertible preferred stock.

The Company recorded an imputed dividend of $2,593 from the beneficial conversion feature on its 3% Series A convertible preferred stock.

The Company converted $71 of its 3% Series A convertible preferred stock into Common Stock.

Capital lease obligations of $39 for property and equipment acquisitions were incurred.



            See accompanying notes to condensed financial statements.

                             Daw Technologies, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND RESTATEMENT

         The accompanying unaudited condensed consolidated financial statements have been prepared by Daw Technologies, Inc. and Subsidiaries (the "Company" or "Daw") in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These financial statements and footnote disclosures in this Form 10-Q/A for the three and nine months ended September 30, 2000 should be read in conjunction with the Company's annual report on Form 10-K/A, as amended for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

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

1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND RESTATEMENT (CONTINUED)

         The effect of the restatements for the years ended December 31, 1999 and 2000 is described in amended filings on Form 10-K/A or Form 10-Q/A for the applicable quarterly periods. The following is a summary of the effects of such restatements on the Company's consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000:

                                                              As
                                                          Previously         As
                                                           Reported       Restated
                                                          ----------     ----------
Consolidated balance sheet:
  Current assets                                          $  24,535      $  21,882
   Property and equipment - net, at cost                      2,347          1,996
  Total assets                                               30,834         27,830
  Current liabilities                                        14,086         14,530
  Redeemable preferred stock                                    -            4,155
  Total shareholders' equity                                 16,700          9,097

Consolidated statement of shareholders' equity:
  Common stock                                            $     136     $      135
  Additional paid-in capital and warrants                    21,601         20,043
  Accumulated deficit                                        (5,037)       (10,688)
  Accumulated other comprehensive loss                          -             (393)
  Total shareholders' equity                                 16,700          9,097

                                                           Three months ended           Nine months ended
                                                           September 30, 2000          September 30, 2000
                                                        ------------------------    ------------------------
                                                            As                           As
                                                        Previously        As        Previously        As
                                                         Reported      Restated      Reported      Restated
                                                        ----------    ----------    ----------    ----------
Consolidated statement of operations:
  Revenue, net                                          $   12,734    $   11,198    $   42,420    $   40,975
  Cost of goods sold                                        10,580         9,702        35,934        36,321
  Gross profit                                               2,154         1,496         6,486         4,654
  Total operating expenses                                   1,319           989         4,552         3,632
  Other income (expense), net                                  159           159          (187)         (185)
  Income (loss) before income taxes                            994           666         1,747           837
  Net income (loss)                                            658           330         1,159           250
  Net income (loss) available to common
   shareholders                                                597           294         1,098        (2,404)
  Net income (loss) per common share - diluted          $     0.03    $     0.02    $     0.06    $    (0.18)

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

         Segment information for the cleanrooms, and related products and other manufactured goods are as follows:


                                                    For The Three Months            For The Nine Months
                                                     Ended September 30,            Ended September 30,
                                               -----------------------------  -----------------------------
                                                    2000           1999           2000            1999
                                               (As Restated)                  (As Restated)
                                               -------------   -------------  -------------   -------------
 Revenues
    Cleanrooms and related products            $      8,967    $      9,010   $     29,818    $     25,770
    Other manufactured goods                          2,231           3,423         11,157           9,123
                                               -------------   -------------  -------------   -------------

                 Totals                        $     11,198    $     12,433   $     40,975    $     34,893
                                               =============   =============  =============   =============

 Earnings (loss) from operations
    Cleanrooms and related products            $        759    $       (644)  $      2,980    $     (3,771)
    Other manufactured goods                           (252)           (374)        (1,958)            343
                                               -------------   -------------  -------------   -------------

                 Totals                        $        507    $     (1,018)  $      1,022    $    $(3,428)
                                               =============   =============  =============   =============


                                               -----------------------------
                                                  September     December 31,
                                                     30,           1999
                                                    2000           (As
                                                (As Restated)   Restated)
                                               --------------  -------------
Total assets
   Cleanrooms and related products             $      18,508    $    15,535
   Other manufactured goods                            1,672          2,284
   Manufacturing and corporate                         7,650          7,056
                                               --------------   ------------
                 Totals                        $      27,830    $    24,875
                                               ==============   ============

         6.       CAPITAL TRANSACTIONS

         On April 28, 2000, the Company completed a $4.8 million private equity placement through the issuance of 480 shares of the Company's 3% Series A Convertible Preferred Stock, which are convertible into shares of the Company's common stock. The Preferred Shares do not have voting rights. The Series A Preferred is currently convertible into shares of Common Stock at a rate equal to a fraction, the numerator of which is equal to $10,000 plus all accrued dividends, and the denominator of which is equal to the lesser of (i) $1.32 and
(ii) 80% of the average of the five lowest consecutive per share market values during the twenty-five trading days proceeding the conversion date. The net cash received by the Company was $4,575,000. Eight shares of said preferred stock were converted to 112,323 shares of common stock on September 7, 2000 leaving 472 preferred shares outstanding as of September 30, 2000.

         During the nine months ended September 30, 2000, the Company issued 301,550 shares of common stock in connection with the exercise of options related to its 1993 Stock Option Plan.

         7.       EARNINGS (LOSS) PER COMMON SHARE

         The following data show the shares used in computing earnings (loss) per common share including dilutive potential common stock:


                                                          Three months ended              Nine months ended
                                                             September 30,                   September 30,
                                                         2000             1999            2000           1999
                                                     (As Restated)                   (As Restated)
                                                    --------------  --------------  --------------  -------------

Net earnings (loss)                                 $         330    $    (1,129)    $        250    $    (2,887)

Dividends on preferred stock                                  (36)           -                (61)           -

Imputed dividend from beneficial conversion
feature                                                       -              -             (2,593)           -
                                                    --------------  --------------  --------------  -------------

Net earnings (loss) applicable to common stock      $         294    $    (1,129)    $     (2,404)   $    (2,887)
                                                    ==============  ==============  ==============  =============

Common shares outstanding entire period                13,468,609     12,513,114       12,513,114     12,498,431

Net weighted average common shares issued during
period                                                     28,080            -            584,784            -
                                                    --------------  --------------  --------------  -------------

Weighted average number of common shares used in
basic EPS                                              13,496,689     12,513,114       13,097,898     12,498,431

Dilutive effect of stock options                           55,159            -                -              -

Dilutive effect of warrants                                   -              -                -              -

Dilutive effect of preferred stock                        933,090            -                -              -
                                                    --------------  --------------  --------------  -------------

Weighted average number of common shares and
dilutive potential common shares used in diluted
EPS                                                    14,484,938     12,513,114       13,097,898     12,498,431
                                                    ==============  ==============  ==============  =============

         For the loss periods ended September 30, 2000 and 1999, all of the options and warrants that were outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

         8.       INVENTORIES


         Inventories consist of the following:
                                                                    September 30,    December 31,
                                                                         2000            1999
                                                                    (As Restated)    (As Restated)
                                                                  ---------------   --------------
         Raw materials                                            $       1,570     $         523
         Work in process                                                    531             2,389
                                                                  ---------------   --------------
                                                                          2,101             2,912
         Less allowance for obsolescence                                    300               300
                                                                  ---------------   --------------

                    Total                                         $       1,801     $       2,612
                                                                  ===============   ==============


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

         The Company's contract manufacturing group, (Advanced Manufacturing), will also be providing manufacturing and powder coat paint services to supply the operation with raw materials for the assembly operation for the duration of agreement all at a set markup.

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

         10.      COMPREHENSIVE INCOME (LOSS)

         The following table reports comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999:


                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                         2000             1999           2000            1999
                                                     (As Restated)                   (As Restated)
                                                    --------------  --------------  -------------   -------------
Net income                                          $        330    $          -    $        250    $          -

Foreign currency translation adjustment                       -                -            (276)              -
                                                    --------------  --------------  -------------   -------------
   Comprehensive income (loss)                      $        330    $          -    $        (26)   $          -
                                                    ==============  ==============  =============   =============


         11.      RECLASSIFICATIONS

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

REVENUE BACKLOG

            Beginning in the fourth quarter of 1999, the Company experienced growth in new contract awards, resulting in an increase in the Company's backlog from $12.8 million at December 31, 1998 to $19.7 million at December 31, 1999. Additionally, during the first nine months of 2000, the Company has experienced an increase in contract bidding at higher gross margins than at any time during the three-year industry downturn. While cleanroom contract bidding continues at a higher rate than any time in the previous three years, the actual award of contracts does not occur evenly from quarter to quarter. During the nine months ended September 30, 2000, actual cleanroom contract awards were approximately $40.9 million. The Company's cleanroom contract backlog as of November 14, 2000 was $24.4 million compared to $11.4 million at September 30, 1999.

COST REDUCTIONS

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

RESULTS OF OPERATIONS (Data in the tables are in thousands)

Selected Financial Information



                                                      Three months ended             Nine months ended
                                                        September 30,                  September 30,
                                                     2000           1999            2000           1999
                                                 (As Restated)                  (As Restated)
                                                 -------------  -------------   -------------  -------------

Revenues......................................   $      11,198  $      12,433   $      40,975  $      34,893
Gross profit..................................           1,496            774           4,654          2,398

Operating expenses............................             989          1,792           3,632          5,826

Net earnings (loss)...........................   $         330  $      (1,129)  $         250  $      (2,887)



                                               ------------------------------------
                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2000              1999
                                                 (As Restated)    (As Restated)
                                               ---------------- ------------------

BALANCE SHEET DATA:
Cash and cash equivalents.................              $4,703             $296
Working capital...........................               7,352              973
Total assets..............................              27,830           24,875
Total liabilities.........................              14,578           16,572
Preferred stock...........................               4,155                -
Total shareholders' equity..................             9,097            8,303


         Revenue for the three months ended September 30, 2000 decreased by 9.9% to $11.2 million compared to $12.4 million for the three months ended September 30, 1999. Revenue for the nine months ended September 30, 2000 increased by 17.4% to $41.0 million compared to $34.9 million for the nine months ended September 30, 1999.

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

         The increase in revenues for the nine months ended September 30, 2000 is generally attributed to an increase in capital spending by the semiconductor industry following an extended industry downturn during the last three years. The semiconductor industry capital spending increase resulted in more cleanroom-related contract awards during the fourth quarter of 1999 and the first three quarters of 2000. As a result, the increase has resulted in more recognition of revenue during the first three quarters of 2000 compared with the first three quarters of 1999.

         Gross profit for the three months ended September 30, 2000 increased by 93.3% to $1.5 million from $774,000 for the three months ended September 30, 1999 and increased as a percentage of revenue to 13.4% for the three months ended September 30, 2000 from 6.2% for the three months ended September 30, 1999. Gross profit for the nine months ended September 30, 2000 increased by 94.1% to $4.7 million from $2.4 million for the nine months ended September 30, 1999 and increased as a percentage of revenue to 11.4% for the nine months ended September 30, 2000 from 6.9% for the nine months ended September 30, 1999. The increase in gross profit is the result of a combination of higher margins realized on certain contracts in process through various gains in efficiencies as part of the bidding process.

         Selling, general and administrative expenses for the three months ended September 30, 2000 decreased by 47.3% to $888,000 compared to $1.7 million for the three months ended September 30, 1999, and decreased as a percentage of revenue to 7.9% for the three months ended September 30, 2000 from 13.6% for the three months ended September 30, 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses decreased by 39.2% to $3.3 million compared to $5.4 million for the nine months ended September 30, 1999, and decreased as a percentage of revenue to 8.0% for the nine months ended September 30, 2000, from 15.4% for the nine months ended September 30, 1999. The decrease in selling, general and administrative expenses was the result of the Company's continued efforts to manage and reduce its operating cost structure. The reduction was primarily the result of reduced payroll and related expenses.

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

         Depreciation and amortization expense for the three months ended September 30, 2000 decreased slightly to $101,000 compared to $102,000 for the three months ended September 30, 1999. Depreciation and amortization expense for the nine months ended September 30, 2000 increased 9.3% to $365,000 compared to $334,000 for the nine months ended September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at September 30, 2000 was $7.4 million compared to $973,000 at December 31, 1999. This includes cash and cash equivalents of $4.7 million at September 30, 2000 and $296,000 at December 31, 1999. The Company's operations provided $1.2 million of net cash during the nine months ended September 30, 2000, compared to using $359,000 of net cash in operations during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Company experienced an increase in costs and estimated earnings in excess of billings on contracts in progress, and billings in excess of costs and estimated earnings on contracts in progress. In addition, the Company experienced a decrease in its receivables, accounts payable and accrued liabilities, inventories and line of credit during the nine months ended September 30, 2000.

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

                            DAW TECHNOLOGIES, INC.

                           By: /s/  Donald K. McCauley
                              --------------------------------------------------
                               Donald K. McCauley
                               Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)