Form 10-K/A
period 2000-12-31
DAW TECHNOLOGIES INC /UT
filed 2002-04-24
CIK 882159

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

          As of April 11, 2001, the Registrant had 15,047,176 shares of Common Stock outstanding.

================================================================================

          This amendment on Form 10-K/A amends Items 6, 7, 8 and 14 of the Annual Report for Daw Technologies, Inc. (the "Company") on Form 10-K previously filed for the year ended December 31, 2000. This Annual Report on Form 10-K/A is filed in connection with the Company's restatement of its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, March 31, 2001 and June 30, 2001 as well as for the years ended December 31, 1999 and December 31, 2000. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Annual Report on Form 10-K/A is as of the date of the original filing. The restated financial information as of and for the year ended December 31, 1999 and for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 contained herein should be read in conjunction with the applicable amended filings for those periods.

                                TABLE OF CONTENTS

PART II...............................................................................................   2

Item 6.  SELECTED FINANCIAL DATA......................................................................   2

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........   3

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................  10

PART IV...............................................................................................  11

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............................  11

SIGNATURES............................................................................................  13

FINANCIAL STATEMENTS.................................................................................. F-1

ITEM 6.   SELECTED FINANCIAL DATA.

          The following table sets forth selected financial data of the Company. The summary financial data in the table is derived from the financial statements of the Company. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (in thousands, except per share data).

                                                                        YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------
                                                      2000        1999         1998        1997        1996
                                                   ---------   ----------   ---------   ---------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues................................            $ 51,424    $  44,011    $ 53,078    $ 52,541    $ 112,826
Cost of goods sold......................              45,389       44,050      51,223      47,272       97,364
                                                   ---------   ----------   ---------   ---------   -----------
Gross profit (loss).....................               6,035          (39)      1,855       5,269       15,462
                                                   ---------   ----------   ---------   ---------   -----------
Selling, general and administrative.....               4,631        7,348       6,513       8,373       10,274
Research and development................                   -          214         293         246          282
Depreciation and amortization...........                 426          704         563         431          400
Restructuring charges...................                   -        1,839           -           -            -
                                                   ---------   ----------   ---------   ---------   -----------
Total operating expenses                               5,057       10,105       7,369       9,050       10,956
                                                   ---------   ----------   ---------   ---------   -----------
Earnings (loss) from operations.........                 978      (10,144)     (5,514)     (3,781)       4,506
Other income (expense), net.............                (249)        (677)       (483)       (344)         352
                                                   ---------   ----------   ---------   ---------   -----------
Earnings (loss) before income taxes.....                 729      (10,821)     (5,997)     (4,125)       4,858
Income taxes (benefit)..................                 315       (1,092)     (2,075)     (1,866)       1,548
                                                   ---------   ----------   ---------   ---------   -----------
NET EARNINGS (LOSS) ....................            $    414    $  (9,729)   $ (3,922)   $ (2,259)   $   3,310
                                                   =========   ==========   =========   =========   ===========
Earnings (loss) per share - basic (1)
     Earnings (loss) before imputed dividend        $   0.03    $   (0.78)   $  (0.32)   $  (0.18)   $    0.27
     Imputed dividend                                  (0.20)           -           -           -            -
     Earnings (loss) per share attributable to
         common shareholders - basic                $  (0.17)   $   (0.78)   $  (0.32)   $  (0.18)   $    0.27

Earnings (loss) per share - diluted                 $   0.03    $   (0.78)   $  (0.32)   $  (0.18)   $    0.27
     Earnings (loss) before imputed dividend           (0.20)           -           -           -            -
     Imputed dividend

     Earnings (loss) per share attributable to      $  (0.17)   $   (0.78)   $  (0.32)   $  (0.18)   $    0.27
         common shareholders - diluted

Weighted-average common and dilutive common
equivalent shares outstanding
    Basic...............................              13,140       12,502      12,440      12,416       12,350
    Diluted.............................              13,140       12,502      12,440      12,416       12,393

(1) For 2000, earnings applicable to common stock includes a one-time non-cash imputed dividend to the preferred shareholders in the amount of $2,666 ($0.21 per common share-basic) which decreased the net earnings available to common shareholders from $3,370 ($0.26 per share-basic) to $704 ($0.05 per share-basic). This one-time, noncash charge only decreased the calculated earnings per share amount and had no impact on financial position, net earnings, or cash flows of the Company (see Note S of Notes to Consolidated Financial Statements).

                                                                           DECEMBER 31,
                                                   -----------------------------------------------------------
                                                    (1)2000      (1)1999       1998       1997         1996
                                                   ---------   ----------   ---------   ---------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents................           $  2,175    $     296    $  2,140    $  5,802    $   3,258
Working capital..........................              7,285          973      10,674      15,248       17,112
Total assets.............................             27,093       24,875      30,841      32,364       49,495
Preferred stock..........................              4,093            -           -           -            -
Total liabilities........................             13,674       16,572      12,714      11,664       26,557
Total shareholders' equity...............              9,326        8,303      18,127      20,700       22,938

(1) Amounts for 2000 and 1999 are presented as restated. See Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

          In terms of product diversification, the Company continues to pursue manufacturing and non-cleanroom related opportunities, particularly when they are in some way connected to the Company's core cleanroom business. An example of this diversification effort is the Company's recent entry into the air door business. Air doors are used in lieu of conventional swinging and sliding doors to help maintain comfort in the front of the store, reduce liability and increase and optimize the traffic flow in and out of the store. The Company's air entrance system was developed by applying its advanced cleanroom air movement and filtration technology resulting in a technically superior air door system.

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

          Throughout 2000 the Company experienced growth in new contract awards resulting in an increase in the Company's backlog from $19.7 million at December 31, 1999 to $28.3 million at December 31, 2000. The Company's backlog (excluding contract manufacturing) at March 31, 2001 was $18.5 million, compared to $21.1 million on March 31, 2000. The decrease in the backlog at the end of the first quarter of 2001 as compared to the end of the first quarter of 2000 is attributable to a slowdown in capital spending by semiconductor manufacturers and by shorter construction cycles dictated by many of the Company's customers.

          Although there is uncertainty regarding the condition and prospects of a full recovery in the semiconductor industry in the short term, management continues to believe that changes taking place in the industry should, in the long term, result in expanded semiconductor industry capital expenditures. Delays in the ramp-up of 300mm technology have delayed the expected construction of several 300mm fabs worldwide, although during the fourth quarter of 2000 construction of some of these delayed fabs was initiated. In response to an industry downturn that lasted through 1999 and into early 2000, management took aggressive steps to reduce the Company's cost structure, including an approximate 26% cut in wages in 2000 as compared to 1999, which was on top of an approximate 50% cut in wages in 1999 as compared to 1998. Management will continue to closely monitor the Company's cost structure and take appropriate actions as considered necessary, provided that such actions do not adversely affect the Company's ability to continue to develop state-of-the-art cleanroom technology, provide world-class support to the Company's customers, and continue its growth and diversification strategy.

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

          In addition to the problems with the spreadsheet maintained by Daw Europe, there were also problems in the consolidation process of European accounts with the United States accounts. For example, European costs incurred through the United States accounts were, in some instances, lost in the consolidation process.

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

          Finally, the restated financial statements also contain certain reclassifications and other adjustments such as; (a) foreign currency translation and transactions gains/losses related to foreign operations, (b) intercompany errors and (c) amortization of leasehold improvements.

          The Company's financial statements for 1999 and 2000 have been restated to correct the errors noted above. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

          The impact of these adjustments on the Company's 2000 financial results and financial condition as originally reported is summarized below (in thousands, except per share data):

                    CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                                  Year Ended
                                                               December 31, 2000
                                                  -------------------------------------------
                                                         As
                                                     Previously         As
                                                      Reported       Restated    Change
                                                     -----------     --------    ------
Revenues                                              $ 52,633       $ 51,424   $  (1,209)
Cost of goods sold                                      43,525         45,389       1,864
Gross profit                                             9,108          6,035      (3,073)
Operating expenses                                       6,460          5,057      (1,403)
Earnings from operations                                 2,648            978       (1670)
Other income (expense), net                               (208)          (249)        (41)
Net earnings (loss) applicable to common stock             704         (2,276)     (2,980)

Earnings per common share
  Basic                                               $   0.05       $  (0.17)  $   (0.22)
  Diluted                                                 0.05          (0.17)      (0.22)

Weighted-average common and dilutive
common equivalent shares outstanding
  Basic                                                 13,140         13,140           -
  Diluted                                               13,140         13,140           -

                         CONSOLIDATED BALANCE SHEET DATA

                                                                  December 31, 2000
                                                     ----------------------------------------
                                                         As
                                                     Previously         As
                                                      Reported       Restated        Change
                                                     ---------       --------        ------
Current assets                                       $  23,798       $ 20,860       $  (2,938)
Property and equipment - net, at cost                    2,404          2,034            (370)
Other assets                                             5,362          4,199          (1,163)
  Total assets                                       $  31,564       $ 27,093       $  (4,471)
                                                     =========       ========       =========

Current liabilities                                  $  12,454       $ 13,575       $   1,121
Long-term obligations                                       99             99               -
Preferred stock                                              -          4,093           4,093
Shareholders' equity                                    19,011          9,326          (9,685)
                                                     ---------       --------       ---------
  Total liabilities and shareholders' equity         $  31,564       $ 27,093       $  (4,471)
                                                     =========       ========       =========

RESULTS OF OPERATIONS

REVENUE FROM OPERATIONS

                                                       2000      Change     1999   Change       1998
                                                       ----      ------     ----   ------       ----
Cleanrooms and Related Products                    $ 39,362      27.9%   $30,775   (33.5)%  $ 46,298
Other Manufactured Goods                             12,062      (8.9)%   13,236    95.2%      6,780
                                                   --------              -------            --------
Total Revenue                                      $ 51,424      16.8%   $44,011   (17.1)%  $ 53,078
                                                   ========              =======            ========

          The Company's total revenue increased 16.8% in 2000 as compared to 1999. This increase in total revenue was partly a result of the recovery of the semiconductor industry during 2000 and partly a result of the Company's diversification strategy.

          The Company's revenue from cleanrooms and related products increased 27.9% in 2000 to $39.4 million from $30.8 million in 1999. The increase is largely attributable to the semiconductor industry's increase of capital expenditures for new fab facilities in 2000. During 1999, cleanroom contract revenue decreased by 33.5% to $30.8 million from $46.3 million in 1998. This decrease is primarily related to a downturn in the semiconductor industry.

          Revenue from non-cleanroom products decreased to $12.1 million in 2000 from $13.2 million in 1999. During 1999, revenue from other products increased to $13.2 million as compared to $6.8 million in 1998. The increase was attributable to sales of sleeper cabs and the sale of other products that were not offered by the Company in 1998, including products manufactured by the Company as a contract manufacturer for third parties. In July 2000, the Company sold all of its assets used in the manufacture of sleeper cabs that were not used in the Company's other operations, and the Company discontinued the manufacture of such products.

          NORTH AMERICA - North America cleanroom revenue for the year ended December 31, 2000 increased by 33.9% as compared to the previous year. North America cleanroom revenue in 2000 was $24.5 million, compared to $18.3 million in 1999. As a percentage of total cleanroom revenue, North America revenue decreased to 62.2% in 2000 compared to 59.5% in 1999. The increase in North America cleanroom revenue in 2000 was primarily related to the semiconductor industry's increase of capital expenditures for new fab facilities.

          North America cleanroom revenue for the year ended December 31, 1999 decreased by 22.1% to $18.3 million, from $23.5 million for the year ended December 31, 1998. As a percentage of total revenue, North America revenue increased to 59.5% in 1999 compared to 50.8% in 1998. The decrease in North America cleanroom revenue in 1999 was the result of fewer contracts received in North America due to the decline in capital spending by the semiconductor industry.

          EUROPE - European cleanroom revenue for the year ended December 31, 2000 increased by 53.6% over the prior year. European cleanroom revenue for 2000 was $14.9 million, compared to $9.7 million for the year 1999. As a percentage of total cleanroom revenue, European revenue increased to 37.9% in 2000 compared to 31.5% in 1999. Although the worldwide downturn in the semiconductor industry continued in 2000, it did not appear to have affected the Company's European operations to the same extent as it affected the Company's North American operations.

          European cleanroom revenue for 1999 decreased by 25.4%, to $9.7 million, when compared to the $13.0 million in European cleanroom revenue for 1998. This decrease is primarily attributable to the overall reduction in cleanroom expenditures by the semiconductor industry during 1999. As a percentage of total cleanroom revenue, revenue from the Company's European operations increased to 31.5% in 1999 compared to 28.1% in 1998.

          ASIA/PACIFIC RIM - The Company derived no revenue from cleanroom products or services in the Asia/Pacific Rim region for the year ended December 31, 2000. This is in contrast to $2.7 million revenue for the year ended December 31, 1999. The decrease in revenue was directly related to the Company's decision in January 2000 to cease sales activities in the Asia/Pacific Rim region and sell its Asia branch.

          Cleanroom revenue generated in the Asia/Pacific Rim area for the year ended December 31, 1999 decreased by 71.9% from the year ended December 31, 1998. Revenue from that region in 1999 was $2.7 million, compared to $9.6 million for the year 1998. As a percentage of total cleanroom revenue, Asia/Pacific Rim revenue decreased to

8.8% in 1999 compared to 20.7% in 1998. The decrease in revenue and percentage was directly related to a downturn in the semiconductor industry in the Asia/Pacific Rim, an Asian financial downturn, and the Company's decision to pull out of this region.

GROSS PROFIT

                                                      2000     Change    1999      Change     1998
                                                      ----     ------    ----      ------     ----
Gross Profit (Loss)                                 $ 6,035      n/m     $(39)    (102.1)%   $ 1,855
Percentage of Revenues                                 11.7%              0.0%                   3.5%

          Gross profit for the year ended December 31, 2000 increased to $6.0 million from negative $39,000 for the year ended December 31, 1999. Gross profit increased as a percentage of revenue to 11.7% for 2000 compared to 0.0% for 1999. The Company believes the increase in gross profit is primarily the result of increased margins on a larger number of awarded contracts due to installation efficiencies and the Company's decision to outsource the purchase of various cleanroom components where price efficiencies can be realized.

          Gross profit for 1999 decreased by 102.1%, to negative $39,000, from $1.9 million in 1998, and decreased as a percentage of revenue to 0.0% in 1999 from 3.5% in 1998. The decrease in gross profit was the direct result of the substantial reductions in contracts awarded from 1998 to 1999 as the semiconductor industry entered the second year of an industry-wide downturn. As the downturn gained momentum throughout 1999, the Company had fewer contracts to which it could allocate its fixed manufacturing overhead costs the Company had put in place in prior years as a result of anticipated contract awards.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                     2000      Change    1999    Change    1998
                                                     ----      ------    ----    ------    ----
Selling, General and
  Administrative Expenses                           $ 4,631    (37.0%)  $ 7,348   12.8%   $ 6,513
Percentage of Revenues                                  9.0%               16.7%             12.3%

          Selling, general and administrative expenses for 2000 decreased 37.0% to $4.6 million, from $7.3 million, and decreased as a percentage of revenue to 9.0% for the year ended December 31, 2000 compared to 16.7% for the year ended December 31, 1999. The decrease in selling, general and administrative expenses in 2000 compared with 1999 was primarily the result of a reduction in wages and related costs and other fixed costs.

          Selling, general and administrative expenses for 1999 increased 12.8% over 1998, from $6.5 million in 1998 to $7.3 million in 1999. As a percentage of revenue, selling, general and administrative expenses increased from 12.3% in 1998 to 16.7% in 1999.

RESEARCH AND DEVELOPMENT

                                                      2000     Change     1999      Change     1998
                                                      ----     ------     ----      ------     ----
Research and Development Expense                         -     (100.0)%   $ 214     (27.0)%   $ 293
Percentage of Revenues                                 0.0%                 0.5%                0.6%

          As part of its cost cutting strategy in 1999 and 2000, the Company temporarily reduced, but did not eliminate, its spending on research and development. However, the Company stopped keeping track of research and development expenses as a separate line item. Instead, for fiscal year 2000, research and development costs were typically included as part of each individual project's budget, and are, where possible, passed along to the Company's customers.

DEPRECIATION AND AMORTIZATION

                                                      2000     Change     1999     Change      1998
                                                      ----     ------     ----     ------      ----
Depreciation and
     Amortization  Expense                           $ 426     (39.5)%   $ 704      25.0%     $ 563
Percentage of Revenues                                 0.8%      1.6%                1.1%

          Depreciation and amortization, not charged to cost of goods sold, during 2000 decreased by 39.5%, to $426,000, as compared to 1999. This decrease was the result of some leasehold improvements, furniture, fixtures, computer equipment and software becoming fully depreciated in 2000. Depreciation and amortization expense in 1999 increased by 25.0%, to $704,000, as compared to 1998. This increase was the result of an acceleration in the depreciable life in leasehold improvements associated with the Company's building lease.

RESTRUCTURING CHARGES

                                                      2000    Change     1999      Change    1998
                                                      ----    ------     ----      ------    ----
Restructuring Charges                                    -   (100.0%)  $ 1,839     100.0%     --
Percentage of Revenues                                 0.0%                4.2%              0.0%

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

INCOME TAXES BENEFIT

                                                      2000    Change      1999      Change         1998
                                                      ----    ------      ----      ------         ----
Income Taxes (Benefit)                              $ 315     128.8%    $(1,092)    (47.4)%     $(2,075)
Percentage of Revenues                                0.6%                  2.5%                    3.9%

          The changes in the effective tax rates for all periods relate primarily to the amount of deferred tax assets recorded and the amount of offsetting valuation allowances provided against such assets. The valuation allowance was increased by approximately $174,000 for the year ended December 31, 2000 and increased by approximately $2.9 million in 1999 ($0 in 1998). As of December 31, 2000, the Company had net operating loss carry forwards for tax reporting purposes of approximately $15.4 million expiring in various years through 2019. (See Note J to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

          Working capital at December 31, 2000 was $7.3 million compared to $973,000 at December 31, 1999. This included cash and cash equivalents of $2.2 million and $296,000 at December 31, 2000 and 1999, respectively. Day's sales outstanding (the ratio between receivables, excluding retention, and average daily revenue taken over the year) decreased to 51 days at December 31, 2000, from 60 days at December 31, 1999.

          The Company's operating activities used $110,000 of cash during 2000, compared to using $1.1 million of cash in 1999. During 2000, the Company experienced a decrease in inventories of $254,000, an increase in costs and estimated earnings in excess of billings on contracts in progress of $2.7 million, and an increase in billings in excess of costs and estimated earnings on contracts in progress of $434,000.

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

          During 2000, the Company used $226,000 for the purchase of property and equipment and realized $526,000 from the sale of net assets. The Company anticipates that its capital expenditures in 2001 for routine additions and replacements of property, and equipment will be less than $600,000. These purchases will be financed through long-term debt or capital leases.

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

          (b)  Reports on Form 8-K:

               None.

          (c)  Exhibits:

               The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the Commission as indicated below:

REGULATION S-K
  EXHIBIT NO.                             DESCRIPTION                                   SEQUENTIAL PAGE NO.
----------------   ------------------------------------------------------------   -------------------------------
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

           10.3    Amendment No. 2 to 1993 Stock Option Plan*                     Form 10-K for the year ended
                                                                                  December 31, 1997, Exhibit
                                                                                  10.4

           10.4    Revolving Domestic Line of Credit Agreement,                   Form 10-K for the year ended
                   as Amended*                                                    December 31, 1999, Exhibit
                                                                                  10.5

           10.5    Lease Agreement for Salt Lake City facility*                   Form  10-KSB for the year
                                                                                  ended December 31, 1993,
                                                                                  Exhibit 10.6

           10.6    Amendment to Lease Agreement*                                  Form 10-K for the year ended
                                                                                  December 31, 1996, Exhibit
                                                                                  10.5

           10.7    Convertible Preferred Stock Purchase Agreement                 Registration Statement on
                   Dated April 28, 2000*                                          Form S-3, File No. 333-38350,
                                                                                  filed June 1, 2000, Exhibit
                                                                                  10.1

           23.1    Consent of Independent Certified Public Accountants.           Filed herewith.

----------
* These exhibits are incorporated herein by reference.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daw Technologies, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note Y to the financial statements, the accompanying consolidated balance sheets as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended, have been restated.

                                                      /s/ GRANT THORNTON LLP

Salt Lake City, Utah
February 14, 2001,
except for Note Y, for which the date is April 5, 2002

                     Daw Technologies, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                       December 31,
                                                                                 -----------------------
                                                                                     2000        1999
                                                                                     (as          (as
                                                                                  restated)    restated)
                                                                                 -----------  ----------
                                     ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                                     $   2,175    $     296
  Accounts receivable, net                                                          7,347        7,372
  Costs and estimated earnings in excess
    of billings on contracts in progress                                            6,109        3,581
  Inventories, net                                                                  1,977        2,612
  Deferred income taxes                                                               425          425
  Other current assets                                                              2,827        3,149
                                                                                 -----------  ----------

          Total current assets                                                     20,860       17,435

PROPERTY AND EQUIPMENT, NET                                                         2,034        3,110

DEFERRED INCOME TAXES                                                               3,364        3,364

OTHER ASSETS                                                                          835          966
                                                                                ------------  ----------

                                                                                $  27,093    $  24,875
                                                                                 ===========  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Checks written in excess of cash in bank                                      $      22    $     248
  Accounts payable and accrued liabilities                                          8,868        8,871
  Billings in excess of costs and estimated
    earnings on contracts in progress                                               1,994        1,624
  Line of credit                                                                    2,603        5,258
  Current portion of long-term obligations                                             88          461
                                                                                 -----------  --------

          Total current liabilities                                                13,575       16,462

LONG-TERM OBLIGATIONS, less current portion                                            99          110

COMMITMENTS AND CONTINGENCIES                                                           -            -

REDEEMABLE PREFERRED STOCK
  3% Series A Convertible Preferred stock, authorized 10,000,000 shares
    of $0.01 par value; 465 shares issued and outstanding in 2000                   4,093            -

SHAREHOLDERS' EQUITY

  Common stock, authorized 50,000,000 shares of
    $0.01 par value; issued and outstanding 13,696,071
    shares in 2000 and 12,513,114 shares in 1999                                      137          125
  Additional paid-in capital                                                       19,760       16,579
  Warrants                                                                            350            -
  Accumulated deficit                                                             (10,560)      (8,284)
  Accumulated other comprehensive loss                                               (361)        (117)
                                                                                 -----------  --------

          Total shareholders' equity                                                9,326        8,303
                                                                                 -----------  --------

                                                                                $  27,093    $  24,875
                                                                                 ===========  ========

        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                                  Year ended December 31,
                                                                     -------------------------------------------------
                                                                          2000             1999              1998
                                                                     (as restated)     (as restated)
                                                                     --------------   ---------------   ---------------

Revenues                                                            $       51,424   $       44,011    $       53,078
Cost of goods sold                                                          45,389           44,050            51,223
                                                                     --------------   ---------------   ---------------

           Gross profit (loss)                                               6,035              (39)            1,855
Operating expenses
  Selling, general and administrative                                        4,631            7,348             6,513
  Research and development                                                       -              214               293
  Depreciation and amortization                                                426              704               563
  Restructuring charges                                                          -            1,839                 -
                                                                     --------------   ---------------   ---------------

                                                                             5,057           10,105             7,369
                                                                     --------------   ---------------   ---------------

           Earnings (loss) from operations                                     978          (10,144)           (5,514)
Other income (expense)
  Gain (loss) on sale of net assets                                            744             (147)                -
  Interest income                                                               91              130               140
  Interest expense                                                            (667)            (658)             (459)
  Other, net                                                                  (417)              (2)             (164)
                                                                     --------------   ---------------   ---------------
                                                                              (249)            (677)             (483)
                                                                     --------------   ---------------   ---------------

           Earnings (loss) before income taxes                                 729          (10,821)           (5,997)
Income tax expense (benefit)                                                   315           (1,092)           (2,075)
                                                                     --------------   ---------------   ---------------

           Net EARNINGS (LOSS)                                      $          414   $       (9,729)   $       (3,922)
                                                                     ==============   ===============   ===============

Earnings (loss) per common share (NOTE S)
  Basic                                                             $        (0.17)  $        (0.78)   $        (0.32)
  Diluted                                                                    (0.17)           (0.78)            (0.32)

Weighted-average common and dilutive
 common equivalent shares outstanding
  Basic                                                                 13,140,000       12,501,980        12,440,121
  Diluted                                                               13,140,000       12,501,980        12,440,121


        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)
                  Years ended December 31, 2000, 1999 and 1998

                                                                                                          (As
                                                                        (As                              restated)
                                                                     restated)                  (As        Accu-
                                                                       Addi-                  restated)   mulated
                                                                      tional        (As        Retained   compre-     (As
                                                            Common    paid-in     restated)    earnings   hensive   restated)
                                                            stock     capital      Warrants   (deficit)    loss       Total
                                                         ----------- ----------  ----------  ----------- ---------  ----------
Balances as of January 1, 1998                          $    124     $  15,209   $       -   $    5,367   $      -   $ 20,700

Common stock issued for purchase of 44,711
  shares under the employee stock purchase plan
  and 27,023 shares issued for acquisition of
  another company                                              1         1,348           -            -          -      1,349

Net loss for 1998                                              -             -           -       (3,922)         -     (3,922)
                                                         -----------  ----------  ----------  -----------  ---------  ----------

Balances as of December 31, 1998                             125        16,557           -        1,445          -     18,127

Comprehensive income (loss)

  Net loss for 1999                                            -             -           -       (9,729)         -     (9,729)

  Foreign currency translation adjustments                                                                    (117)      (117)


   Total comprehensive loss                                                                                            (9,846)

Common stock  issued for purchase of 33,403  shares
  under the employee stock purchase plan                       -            22           -           -           -         22
                                                         -----------  ----------  ----------  -----------  ---------  ----------
Balances as of December 31, 1999                             125        16,579           -       (8,284)      (117)     8,303

  Comprehensive income (loss)

  Net income for 2000                                          -             -           -          414          -        414

    Foreign currency translation adjustments                                                                  (244)      (244)

       Total comprehensive income                                                                                -        170

Beneficial  conversion of 480 shares of 3% Series
  A convertible preferred stock (NOTE  B)                      -         2,593           -       (2,593)         -          -

Warrants   issued  with  preferred  stock  issuance                                                   -
  (NOTE B)                                                     -             -         350                       -        350

Common stock  issued for purchase of 41,805 shares                                                    -
  under the employee stock purchase plan                       -            28           -                       -         28

Common  stock  issued  upon  exercise  of  employee                                                   -
  stock options for purchase of 301,550 shares                 3           433           -                       -        436

618,439  shares  of  common  stock  issued  for the                                                   -
  acquisition of another company (Note T)                      6            (6)          -                       -         -

221,163  shares of common stock issued  pursuant to                                                   -
  conversion of 15 shares of preferred stock                   3           133           -                       -        136

Preferred stock dividends                                      -             -          -           (97)         -        (97)
                                                         -----------  ----------  ----------  -----------  ---------  ----------

Balances as of December 31, 2000                        $    137     $  19,760   $     350   $  (10,560)  $   (361)  $  9,326
                                                         ===========  ==========  ==========  ===========  =========  ==========

        The accompanying notes are an integral part of these statements.

                     Daw Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                                          Year ended December 31,
                                                                                    ----------------------------------
                                                                                       2000        1999         1998
                                                                                    (as             (as
                                                                                    restated)    restated)
                                                                                    ---------   ----------   ---------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
     Net earnings (loss)                                                           $    414    $  (9,729)   $  (3,922)
Adjustments to reconcile net earnings (loss) to net
cash used in operating activities
           Depreciation and amortization                                              1,263        2,021        1,808
           Loss (gain) on sale of net assets                                           (744)         147            -
           Provision for losses on accounts receivable                                   56          360          100
           Deferred income taxes                                                          -       (1,213)      (2,089)
           Changes in assets and liabilities
              Accounts receivable                                                      (195)       1,134        3,468
              Costs and estimated earnings in excess
                of billings on contracts in progress                                 (2,682)       3,965       (3,844)
              Inventories                                                               254       (1,379)         190
              Other current assets                                                      238         (757)        (224)
              Other assets                                                               (2)         226           10
              Accounts payable
                and accrued liabilities                                                 854        4,159       (1,042)
              Billings in excess of costs and estimated
                earnings on contracts in progress                                       434          (10)      (1,370)
                                                                                    ---------   ----------   ---------
                  Net cash used in
                    operating activities                                               (110)      (1,076)      (6,915)
                                                                                    ---------   ----------   ---------
  Cash flows from investing activities
     Payments for purchase of property
       and equipment                                                                   (226)        (390)        (167)
     Disposal of equipment                                                              166          122            -

     Proceeds from sale of net assets                                                   526            -            -
                                                                                    ---------   ----------   ---------
                  Net cash provided by (used in)
                    investing activities                                                466         (268)        (167)
                                                                                    ---------   ----------   ---------

                                   (Continued)

                     Daw Technologies, Inc. and Subsidiaries

                        (in thousands, except share data)

                                                                                          Year ended December 31,
                                                                                    -----------------------------------
                                                                                       2000        1999         1998
                                                                                        (as         (as
                                                                                     restated)   restated)
                                                                                    ----------  ----------   ----------
  Cash flows from financing activities
         Increase (decrease) in checks written in excess of cash in bank                (248)        248             -
         Net change in line of credit                                                 (2,655)          4         4,024
         Proceeds from issuance of common stock                                          464          22            49
         Proceeds from issuance of preferred stock and warranties                      4,575           -             -
         Payments on long-term obligations                                              (636)       (657)         (653)
                                                                                    ----------  ----------   ----------

                  Net cash provided by (used in)
                    financing activities                                               1,500        (383)        3,420

  Effect of exchange rate changes on cash and cash equivalents                            23        (117)            -
                                                                                    ----------  ----------   ----------

                  Net increase (decrease) in cash
                    and cash equivalents                                               1,879      (1,844)       (3,662)

  Cash and cash equivalents at beginning of year                                         296       2,140         5,802
                                                                                    ----------  ----------   ----------

  Cash and cash equivalents at end of year                                         $   2,175   $     296    $    2,140
                                                                                    ==========  ==========   ==========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the year for
     Interest                                                                      $     667   $     658    $      459
     Income taxes                                                                         49           -            11

NONCASH INVESTING AND FINANCING ACTIVITIES

During 2000, the Company sold assets with a net book value of $834 for $526 cash and the buyer assuming $834 of the Company's liabilities. The transaction resulted in a change to the following balance sheet accounts:

    Cash                                                                           $     526
    Other assets                                                                         (15)
    Inventories                                                                         (365)
    Property and equipment                                                              (236)
    Liabilities assumed                                                                  834
                                                                                    ----------

    Gain on sale of net assets                                                     $    (744)
                                                                                    ==========

Capital lease obligations of $252 for property and equipment acquisitions were incurred during 2000 ($152 in 1999).

                                   (Continued)

                     Daw Technologies, Inc. and Subsidiaries

                        (in thousands, except share data)

NONCASH INVESTING AND FINANCING ACTIVITIES - CONTINUED

During 1998, the Company issued 27,023 shares of common stock in connection with the acquisition of the net assets of another company (Note T). During 2000, the Company completed the acquisition by issuing another 618,439 shares. These transactions resulted in an increase to the following balance sheet accounts:

  Inventories                                                                    $      60
  Other current assets                                                                  23
  Property and equipment                                                                50
  Other assets                                                                       1,258
  Accounts payable                                                                     (91)
                                                                                  ----------

  Common stock                                                                   $   1,300
                                                                                  ==========

The Company accrued dividends of $97 on its 3% Series A convertible preferred stock.

The Company recorded an imputed dividend of $2,593 from the beneficial conversion feature on its 3% Series A convertible preferred stock.

The Company converted $133 of its 3% Series A convertible preferred stock and $3 of accrued dividends into Common Stock.

         The accompanying notes are an integral part of these statements

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

     3. METHOD OF ACCOUNTING FOR LONG-TERM CONTRACTS

     Revenue recorded for contracts in the accompanying financial statements are recognized using the percentage-of-completion method and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. The revenue recognized is that portion of the total contract price that cost incurred to date bears to anticipated final total cost, based on current estimates of cost to complete. Revenue from cost-plus-fixed-fee contracts is recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

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

     The Company maintains cash and cash equivalents at several financial institutions. Accounts at each domestic institution are insured by the FDIC up to $100. Uninsured domestic balances were approximately $312 at December 31, 2000. The Company also maintains cash and cash equivalents in foreign accounts. These uninsured balances are approximately $1.8 million at December 31, 2000.

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

     18. NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. As a result of SFAS No. 137, SFAS No. 133 has been adopted in 2001. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company

     19. RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

NOTE B - CAPITAL TRANSACTIONS

     During 2000, the Company entered into a Convertible Preferred Stock Purchase Agreement wherein 480 shares of its 3 percent Series A Convertible Preferred stock was sold for an aggregate purchase price of $4,800 resulting in net proceeds received by the Company of $4,575. These shares are convertible to common stock at a conversion rate equal to a fraction, the numerator of which is equal to $10 plus all accrued dividends and the denominator of which is equal to the lesser of (a) $1.32 per share and
     (b) 80% of the average of the five lowest consecutive per share market values during the 25 trading days preceding the conversion date. This sale of Preferred Stock resulted in a beneficial conversion feature (Note S). In conjunction with the sale of Preferred Stock the Company also issued 472,500 warrants. The net proceeds received by the Company have been allocated to the warrants and Preferred Stock based on their relative fair market values. From September to December 2000, 15 of these shares were converted into 221,163 shares of common stock.

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

NOTE C - INTERNATIONAL OPERATIONS

     Financial information summarized by geographic area for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                                        North
                          2000                         America        Europe      Asia/Pacific     Consolidated
      ---------------------------------------------  -----------   -----------   -------------    --------------
      Net revenues - unaffiliated customers          $    36,508   $    14,916   $           -    $       51,424
      Earnings from operations                               605           373               -               978
      Identifiable assets                                 17,396         9,697               -            27,093

                                                        North
                          1999                         America        Europe     Asia/Pacific      Consolidated
      ---------------------------------------------  -----------   -----------   -------------    --------------
      Net revenues - unaffiliated customers          $    31,169   $     9,749   $       3,093    $       44,011
      Loss from operations                                (6,319)       (1,386)         (2,439)          (10,144)
      Identifiable assets                                 18,443         6,432               -            24,875

                                                        North
                          1998                         America       Europe       Asia/Pacific     Consolidated
      ---------------------------------------------  -----------   -----------   -------------    --------------
      Net revenues - unaffiliated customers          $    30,507   $    12,965   $       9,606    $       53,078
      Loss from operations                                (4,316)          (42)         (1,156)           (5,514)
      Identifiable assets                                 21,352         6,453           3,036            30,841

     Foreign currency transaction losses totaling approximately $41 for 2000 ($192 for 1999) ($203 for 1998) are included in other income (expense).

NOTE D - ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                      2000         1999
                                                                   -----------  ----------
         Trade accounts receivable                                 $     434    $   1,662
         Contract receivables                                          7,099        5,822
         Retentions receivable                                           143          188
                                                                   -----------  ----------
                                                                       7,676        7,672
         Less allowance for doubtful accounts                            329          300
                                                                   -----------  ----------
                    Total                                          $   7,347    $   7,372
                                                                   ===========  ==========

NOTE E - INVENTORIES

     Inventories consist of the following:

                                                                       2000         1999
                                                                   -----------  ----------
         Raw materials                                             $   2,277    $     523
         Work in process                                                   -        2,389
                                                                    ----------   ---------
                                                                       2,277        2,912
         Less allowance for obsolescence                                 300          300
                                                                    ----------   ---------
                    Total                                          $   1,977    $   2,612
                                                                    ==========   =========

NOTE F - OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                                       2000         1999
                                                                   -----------  ----------
         Income taxes receivable                                   $        -   $     222
         Refundable foreign taxes                                       2,603       2,703
         Prepaid expenses                                                 143         137
         Miscellaneous receivables and deposits                            81          87
                                                                    ----------   ---------
                    Total                                          $    2,827   $   3,149
                                                                    ==========   =========

NOTE G - PROPERTY AND EQUIPMENT

     Property and equipment and estimated useful lives consist of the following:

                                                                            Years           2000        1999
                                                                       ---------------   ----------   ---------
         Equipment                                                           5-10        $    1,839   $  2,093
         Furniture and fixtures                                              3-5              1,331      1,322
         Leasehold improvements                                         life of lease         2,592      2,626
         Equipment under capital leases                                      5-10             3,588      3,720
         Vehicles                                                            3-5                287        246
                                                                                          ---------    --------
                                                                                              9,637     10,007
         Less accumulated depreciation and amortization including
           $3,279 and $3,227 for equipment under capital leases at
           2000 and 1999, respectively                                                        7,603      6,897
                                                                                          ---------    --------
                    Total                                                                $    2,034   $  3,110
                                                                                          =========    ========

NOTE H - CONTRACTS IN PROGRESS

     Costs incurred to date and estimated earnings and the related progress billings to date on contracts in progress are as follows:

                                                                      2000         1999
                                                                   -----------  -----------
         Total costs and estimated earnings                        $   47,760   $  193,794
         Progress billings to date                                     43,645      191,837
                                                                    ----------   ----------
                    Total                                          $    4,115   $    1,957
                                                                    ==========   ==========

     The above are included in the balance sheets under the following captions:

                                                                      2000         1999
                                                                   -----------  -----------
         Costs and estimated earnings in excess
            of billings on contracts in progress                   $    6,109   $    3,581
         Billings in excess of costs and estimated
            earnings on contracts in progress                          (1,994)      (1,624)
                                                                    ----------   ----------
                    Total                                          $    4,115   $    1,957
                                                                    ==========   ==========

NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                                      2000         1999
                                                                   -----------  ----------
         Trade accounts payable                                    $    5,488   $    6,334
         Other accrued liabilities                                      1,230        1,392
         Employees salaries, incentive pay,
            vacation and payroll taxes                                    999          836
         Reserve for contract estimates and warranties                    275          309
         Foreign and U.S. sales taxes                                     876            -
                                                                    ----------   ---------
                    Total                                          $    8,868   $    8,871
                                                                    ==========   =========

NOTE J - INCOME TAXES

     Components of income taxes (benefit) are as follows:

                                                        2000         1999          1998
                                                     ----------    -----------  -----------
         Current
            Federal                                  $     287     $      106   $       12
            State                                           28             15            2
            Foreign                                          -              -            -
                                                      ---------     ----------   ----------
                                                           315            121           14

         Deferred
            Federal                                          -         (1,511)      (1,809)
            State                                            -            298         (280)
                                                      ---------     ----------   ----------
                                                             -         (1,213)      (2,089)
                                                      ---------     ----------   ----------
         Income tax expense (benefit)                $     315     $   (1,092)  $   (2,075)
                                                      =========     ==========   ==========

     The income tax expense (benefit) reconciled to the tax computed at the statutory Federal rate of 34 percent is as follows:

                                                                 2000        1999        1998
                                                               ---------   ---------   ---------
         Tax (benefit) at federal statutory rate               $    248    $ (3,679)   $ (2,039)
         Nondeductible expenses                                     (97)          5          12
         State income taxes, net of federal
           income tax benefit                                        15        (324)       (198)
         Change in valuation allowance                              174       2,887           -
         Adjustment of estimated income tax accruals                (25)          -           -
         All other, net                                               -          19         150
                                                                --------    --------    --------
         Income tax expense (benefit)                          $    315    $ (1,092)   $ (2,075)
                                                                ========    ========    ========

     Deferred income taxes (benefit) related to the following:

                                                                 2000        1999
                                                               ---------   ---------
         Current deferred tax assets
            Allowance for doubtful accounts                    $    123    $    112
            Accrued expenses and reserves                           302         313
                                                                --------    --------
                    Total current                              $    425    $    425
                                                                ========    ========

                                                                 2000        1999
                                                               ---------   ---------
         Long-term deferred tax assets (liabilities)
            Excess book depreciation and amortization          $    303    $    (37)
            Foreign tax credit carry forwards                       197         162
            Alternative minimum tax credit carry forwards           220         198
            Net operating loss carry forward                      5,705       5,928
            Valuation allowance                                  (3,061)     (2,887)
                                                                --------    --------
                    Total long-term                            $  3,364    $  3,364
                                                                ========    ========

     The foreign tax credit carry forward of $197 begins to expire during 2001. Management believes it is more likely than not that the Company will have sufficient foreign and domestic income to utilize the credits before expiration.

     The valuation allowance was increased by $174 for the year ended
     December 31, 2000 and increased by $2,887 in 1999 ($0 in 1998). As of December 31, 2000, the Company had net operating loss carry forwards for tax reporting purposes of approximately $15,377 expiring in various years through 2019.

NOTE K - LINE OF CREDIT

     During 2000 and 1999, the Company maintained a revolving line of credit with a domestic bank for the lesser of $6,000 or the available borrowing base. The interest rate is computed at 14.5 percent and requires monthly payments of interest. The Company had $2,603 in borrowings against the line at December 31, 2000 ($5,258 at December 31, 1999). The line of credit originally expired October 31, 1999 but was extended to December 31, 2000. The line of credit is collateralized by certain domestic receivables and inventories. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At times during 2000 and at December 31, 2000, the Company was out of compliance with certain indebtedness covenants. Subsequent to year-end the Company signed an extension of the line of credit through April 30, 2001, which included a waiver for the non-compliance with the covenants as of December 31, 2000. The Company is currently reviewing several financing alternatives.

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

     The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net lease payments as of December 31, 2000:

                Year ending December 31,
                ---------------------------
                    2001                                               $   103
                    2002                                                    77
                    2003                                                    17
                    2004                                                     7
                    2005                                                     2
                    Thereafter                                               -
                                                                        --------
                Total minimum leases payments                              206

                Less amount representing interest                           19
                                                                        --------
                Present value of net minimum lease payments                187

                Less current portion                                        88
                                                                        --------
                Long-term portion                                      $    99
                                                                        ========

NOTE M - OPERATING LEASES

     The Company leases buildings, machinery and equipment under operating leases. The building leases expire in 2001 through 2006. The machinery and equipment leases expire through 2002. The following is a schedule, by year, of future minimum rental payments as of December 31, 2000:

                Year ending December 31,
                ----------------------------
                    2001                                               $ 1,267
                    2002                                                   661
                    2003                                                   647
                    2004                                                   633
                    2005                                                   303
                    Thereafter                                               3
                                                                        -------
                                                                       $ 3,514
                                                                        =======

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

     The Company's major customers and revenue received there from are as follows:

                                                        2000         1999          1998
                                                     -----------  ------------  -----------
         Company A                                   $    6,461   $    10,625   $    6,580
         Company B                                        4,484         4,508        7,912
         Company C                                        6,870             -            -
         Company D                                          928         5,337            -

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

     The Company granted options to purchase 328,000 shares and 311,500 shares in 2000 and 1998, (none in 1999), respectively, of the Company's common stock. The options were granted to the following:

                                                        2000          1999         1998
                                                     -----------  ------------  -----------
         Directors                                       55,000             -       20,000

         Executive officers, including
            officers who are directors                  105,000             -       60,000

         Other employees                                168,000             -      231,500
                                                     -----------  ------------  -----------
                                                        328,000             -      311,500
                                                     ===========  ============  ===========

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

                                                                    2000        1999      1998
                                                                  ---------   ---------  ---------
         Net earnings (loss)                    As reported       $    414    $ (9,729)  $ (3,922)
                                                Pro forma              191      (9,903)    (4,074)

         Earnings (loss) per share:
            Basic                               As reported          (0.17)      (0.78)     (0.32)
                                                Pro forma            (0.22)      (0.79)     (0.33)

            Diluted                             As reported          (0.17)      (0.78)     (0.32)
                                                Pro forma            (0.22)      (0.79)     (0.33)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation cost related to grants made before 1995. The fair value of these options was estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following weighted-average assumptions for 2000 and 1998: expected volatility of 144 percent (53 percent for 1998); risk-free interest rate of 5.50 percent (6.05 percent for 1998); and expected life of 10 years (10 for 1998). The weighted-average fair value of options granted was $0.93 and $1.17 in 2000 and 1998, respectively.

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

     Changes in the Company's stock options and warrants are as follows:

                                                             Shares                                     Weighted-
                                                 ------------------------------       Exercise           average
                                                                      Stock             price        exercise price
                                                    Warrants         options          per share         per share
                                                 --------------   -------------   ----------------   --------------
         Outstanding at January 1, 1998                      -         693,000    $  1.94 - 3.50     $     3.32
             Granted                                         -         311,500       0.84 - 2.66           2.28
             Exercised                                       -               -                 -              -
             Canceled or expired                             -        (135,500)      1.38 - 3.50           3.05
                                                 --------------   -------------
         Outstanding at December 31, 1998                    -         869,000       0.84 - 3.50           1.99
             Granted                                         -               -                 -              -
             Exercised                                       -               -                 -              -
             Canceled or expired                             -        (127,500)      1.40 - 2.66           1.78
                                                 --------------   -------------
         Outstanding at December 31, 1999                    -         741,500       0.84 - 3.50           1.63
             Granted                                   472,500         328,000       0.88 - 1.28            .95
             Exercised                                       -        (301,550)      1.09 - 2.66           1.46
             Canceled or expired                             -         (63,500)      0.94 - 3.50           2.06
                                                 --------------   -------------
         Outstanding at December 31, 2000              472,500         704,450       0.84 - 2.66           1.36
                                                 ==============   =============
         Exercisable at December 31, 2000              472,500         381,450       0.84 - 2.66           1.70
                                                 ==============   =============
         Exercisable at December 31, 1999                    -         636,000       0.84 - 3.50           1.99
                                                 ==============   =============
         Exercisable at December 31, 1998                    -               -                 -              -
                                                 ==============   =============

     A summary of the status of the options outstanding under the Company's stock option plan at December 31, 2000 is presented below:

                                                          Outstanding                        Exercisable
                                           ----------------------------------------   -------------------------
                                                            Weighted-
                                                             average      Weighted-                   Weighted-
                                                            remaining     average                     average
                                              Number       contractual    exercise       Number       exercise
              Range of exercise prices      outstanding   life (years)     price      exercisable       price
              --------------------------   ------------   ------------   ----------   -----------   -----------
              $ 0.84 - $ 1.25                  333,000          9         $  0.93         20,000     $  0.93
              $ 1.26 - $ 1.50                  271,450          5            1.39        261,450        1.39
              $ 2.51 - $ 2.66                  100,000          7            2.66        100,000        2.66
                                           ------------                               -----------
              $ 0.84 - $ 2.66                  704,450          7         $  1.36        381,450     $  1.99
                                           ============                               ===========

NOTE S - EARNINGS (LOSS) PER COMMON SHARE

The following data show the amounts used in computing net earnings (loss) per common share, including the effect on net earnings (loss) for preferred stock dividends and a beneficial conversion feature associated with preferred stock. The following data also show the weighted average number of shares and rights to acquire shares with dilutive potential. For 2000, earnings applicable to common stock include a noncash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 2000 Series A Preferred Stock. The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A Preferred Stock can be converted and the value assigned to the Series A Preferred Stock in the private placement. The imputed dividend is a one-time, noncash charge decreasing the net earnings per common share.

                                                                        2000             1999            1998
                                                                   --------------   --------------   -------------
              Net earnings (loss)                                  $         414    $      (9,729)   $     (3,922)

              Dividends on Preferred Stock                                   (97)               -               -

              Imputed dividend from beneficial
                 conversion feature                                       (2,593)               -               -
                                                                    -------------    -------------    ------------

              Net loss applicable to common shareholders           $      (2,276)   $      (9,729)   $     (3,922)
                                                                    =============    =============    ============

The following data show the shares used in computing earnings (loss) per common share including dilutive potential common stock:

                                                                        2000             1999             1998
                                                                     ------------     -----------     ------------
              Common shares outstanding during entire
                 period                                               12,513,114       12,479,711      12,407,977

              Net weighted average common shares issued during
                 period                                                  626,886           22,269          32,144
                                                                     ------------     ------------    ------------

              Weighted average number of common shares used in
                 basic EPS                                            13,140,000       12,501,980      12,440,121

              Dilutive effect of stock options                                 -                -               -

              Dilutive effect of warrants                                      -                -               -

              Dilutive effect of Preferred stock                               -                -               -
                                                                      -----------      -----------     -----------

              Weighted average number of common shares and
                 dilutive potential common shares used in
                 diluted EPS                                          13,140,000       12,501,980      12,440,121
                                                                      ===========      ===========     ===========

     For the years ended December 31, 2000, 1999 and 1998, all of the stock options and warrants that were outstanding, as described in Note R, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

     Segment information for the cleanrooms and related products and other manufactured goods are as follows:

                                                                2000         1999          1998
                                                             -----------  -----------   ------------
         Revenues
              Cleanrooms and related products                $   39,362   $   30,775    $   46,298
              Other manufactured goods                           12,062       13,236         6,780
                                                              ----------   ----------    -----------
                 Totals                                      $   51,424   $   44,011    $   53,078
                                                              ==========   ==========    ===========
         Earnings (loss) from operations
              Cleanrooms and related products                $    4,295   $     (856)   $   (6,005)
              Other manufactured goods                           (3,317)      (9,288)          491
                                                              ----------   ----------    -----------
                 Totals                                      $      978   $  (10,144)   $   (5,514)
                                                              ==========   ==========    ===========

          Total assets
              Cleanrooms and related products                $   19,528   $   15,535    $   15,053
              Other products                                      1,712        2,284         1,397
              Manufacturing and corporate assets                  5,853        7,056        14,391
                                                              ----------   ----------    -----------
                 Totals                                      $   27,093   $   24,875    $   30,841
                                                              ==========   ==========    ===========

NOTE V - REVENUES

     Revenues by country are based on the location of the project for long-term projects and by the location of the customer for other manufactured products and are as follows:

                                                           2000         1999          1998
                                                       -----------   -----------   -----------
              Canada                                   $    4,844    $   11,827    $    6,666
              United Kingdom                                5,444         5,893         6,692
              Peoples Republic of China                         -           382         7,092
              Italy                                           983            42         3,568
              Taiwan                                            -         2,711         2,319
              Israel                                          901         3,366         2,058
              France                                        7,588           448           644
              All others                                        -             -           198
                                                        ----------    ----------    ----------
                     Total export revenues                 19,760        24,669        29,237

              United States                                31,664        19,342        23,841
                                                        ----------    ----------    ----------
                     Total revenues                    $   51,424    $   44,011    $   53,078
                                                        ==========    ==========    ==========

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

NOTE X - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Quarterly financial results for the years ended December 31, 2000 and 1999 are as follows:

                                                                                                       Net earnings
                                                                       Earnings            Net         (loss) per
                                                      Gross(2)       (loss) from         earnings        common
                  2000                Revenues     profit (loss)      operations         (loss)       share-basic (1)
         -----------------------  ---------------  --------------  ----------------   --------------  --------------
         First quarter            $       15,140   $       1,012   $          (214)   $        (346)  $      (0.03)
         Second quarter                   14,637           2,146               729              266          (0.18)
         Third quarter                    11,198           1,496               507              330           0.02
         Fourth quarter                   10,449           1,381               (44)             164           0.01
                                   --------------   -------------   ---------------    -------------   -------------
                                  $       51,424   $       6,035   $           978    $         414   $      (0.17)
                                   ==============   =============   ===============    =============   =============

                 1999
         -----------------------
         First quarter            $       12,480   $       1,577   $          (390)   $        (316)  $      (0.03)
         Second quarter                    9,980              47            (2,019)          (1,442)         (0.12)
         Third quarter                    12,433             774            (1,018)          (1,129)         (0.09)
         Fourth quarter                    9,118          (2,437)           (6,717)          (6,842)         (0.54)
                                   --------------   -------------   ---------------    -------------   -------------
                                  $       44,011   $         (39)  $       (10,144)   $      (9,729)  $      (0.78)
                                   ==============   =============   ===============    =============   =============

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

The errors generally resulted from the following items:

- Foreign currency translation and transaction gains/losses related to foreign operations were not properly considered and accounted for.

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

- Certain reclassifications to balance sheet captions were made. This included the reclassification of preferred stock to redeemable preferred stock, recording preferred stock dividends and the beneficial conversion feature in retained earnings and additional paid in capital.

The Company's financial statements for 1999, 2000 and the first two quarters of 2001 have been restated to correct the errors noted above. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The effect of the restatements is described in amended filings on Form 10-K/A or Form 10-Q/A for the applicable periods.

The impact of these adjustments on the Company's 2000 financial results and financial condition as originally reported is summarized below (in thousands, except per share data):

                                                              December 31, 2000
                                                              -----------------
                                                             As
                                                         Previously          As
                                                          Reported        Restated
                                                         ----------      ---------
Consolidated balance sheet:
  Current assets                                          $  23,798      $  20,860
  Property and equipment - net, at cost                       2,404          2,034
  Total assets                                               31,564         27,093
  Current liabilities                                        12,454         13,575
  Redeemable Preferred Stock                                      -          4,093
  Total shareholders' equity                                 19,011          9,326

                                                                  Year ended
                                                               December 31, 2000
                                                               -----------------
Consolidated statement of operations:
  Revenue, net                                            $  52,633      $  51,424
  Cost of goods sold                                         43,525         45,389
  Gross profit                                                9,108          6,035
  Operating expenses                                          6,460          5,057
  Earnings from operations                                    2,648            978
  Other income (expense), net                                  (208)          (249)
  Net earnings                                                3,464            414
Net earning (loss) applicable to common shareholders
                                                                704         (2,276)
  Net income (loss) per common share basic and diluted    $    0.05      $   (0.17)

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE

Board of Directors
Daw Technologies, Inc. and Subsidiaries

In connection with our audit of the financial statements of Daw Technologies, Inc. and Subsidiaries referred to in our report dated February 14, 2001, except for Note Y for which the date is April 5, 2002, which is included in the annual report to shareholders and Form 10-K, we have also audited
Schedule II - valuation and qualifying accounts for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                /s/ GRANT THORNTON LLP

Salt Lake City, Utah
February 14, 2001,
except for Note Y
for which the date
is April 5, 2002

                     DAW TECHNOLOGIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------
           COLUMN A                       COLUMN B               COLUMN C               COLUMN D        COLUMN E
--------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
--------------------------------------------------------------------------------------------------------------------
                                                           (1)           (2)
                                          BALANCE AT    CHARGED TO    CHARGED TO                       BALANCE AT
                                         BEGINNING OF    COSTS AND   OTHER ACCOUNTS   DEDUCTIONS -       END OF
          DESCRIPTION                      PERIOD        EXPENSES      DESCRIBE        WRITE-OFFS        PERIOD
--------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
    Year ended December 31, 2000          $   300        $   56         $    (27)(A)     $     -        $  329
    Year ended December 31, 1999              615           360                -             675           300
    Year ended December 31, 1998              403           100              150(B)          (38)          615

Allowance for contract estimates
    Year ended December 31, 2000              309             -                -              34           275
    Year ended December 31, 1999              666             -                -             357           309
    Year ended December 31, 1998              366             -              300(B)            -           666

Allowance for inventory obsolescence
    Year ended December 31, 2000              300             -                -               -           300
    Year ended December 31, 1999              300             -            1,043(C)        1,043           300
    Year ended December 31, 1998                -             -              300(B)            -           300

Allowance for contract repayment
    Year ended December 31, 1999               53             -              (53)(A)           -             -
    Year ended December 31, 1999               53             -                -               -            53
    Year ended December 31, 1998              803             -             (750)(B)           -            53

Allowance for deferred taxes
    Year ended December 31, 2000            2,887           174                -               -         3,061
    Year ended December 31, 1999                -         2,887                -               -         2,887
    Year ended December 31, 1998                -             -                -               -             -

(A) Reclassification 2000
(B) Reclassification 1999
(C) Restructuring charge