Form 10-Q/A
period 2001-03-31
DAW TECHNOLOGIES INC /UT
filed 2002-04-24
CIK 882159

--------------------------------------------------------------------------------

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
            --------------------------------------------------------
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

This amendment on Form 10-Q/A amends the Items 1 and 2 of Part I and Item 6 of
Part II of the Quarterly Report for Daw Technologies, Inc. (the "Company") on Form 10-Q previously filed for the quarter ended March 31, 2001. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, March 31, 2001 and June 30, 2001 as well as for the years ended December 31, 1999 and 2000. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing. The restated financial information as of December 31, 2000 and for the three months ended March 31, 2000, contained herein should be read in conjunction with the applicable amended filings for those periods.

                             Daw Technologies, Inc.

                                      INDEX

PART I    FINANCIAL INFORMATION.................................................................................  1

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets - March 31, 2001 and
          December 31, 2000 (unaudited).........................................................................  1

          Condensed Consolidated Statements of Operations - Three months ended March 31, 2001 and 2000
          (unaudited)...........................................................................................  2

          Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000
          (unaudited)...........................................................................................  3

          Notes to Condensed Consolidated Financial Statements (unaudited)......................................  5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................................................  11


PART II OTHER INFORMATION......................................................................................  16


Item 6.   Exhibits and Reports on Form 8-K.....................................................................  16


Signatures.....................................................................................................  17

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     Daw Technologies, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                               March 31,        December 31,
ASSETS                                                                                            2001              2000
                                                                                             --------------    --------------
CURRENT ASSETS:                                                                             (as restated)      (as restated)
    Cash and cash equivalents                                                                $        1,391    $        2,175
    Restricted cash                                                                                     728                -
    Accounts receivable, net                                                                         13,716             7,347
    Costs and estimated earnings in excess
       of billings on contracts in progress                                                           3,389             6,109
    Inventories, net                                                                                  2,453             1,977
    Deferred income taxes                                                                               425               425
    Other current assets                                                                              2,920             2,827
                                                                                             --------------    --------------
             Total current assets                                                                    25,022            20,860
PROPERTY AND EQUIPMENT, NET                                                                           1,938             2,034
DEFERRED INCOME TAXES                                                                                 3,364             3,364
OTHER ASSETS                                                                                            778               835
                                                                                             --------------    --------------
                                                                                             $       31,102    $       27,093
                                                                                             ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Checks written in excess of cash                                                         $           -     $           22
    Accounts payable and accrued liabilities                                                         11,575             8,868
    Billings in excess of costs and estimated
       earnings on contracts in progress                                                              3,294             1,994
    Line of credit                                                                                    3,033             2,603
    Current portion of capital lease obligations                                                        195                88
                                                                                             --------------    --------------
             Total current liabilities                                                               18,097            13,575

CAPITAL LEASE OBLIGATIONS, less current portion                                                         121                99

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    3% Series A Redeemable Convertible Preferred Stock, authorized 10,000,000 shares of $0.01 par value; 416 and 465 shares issued and outstanding,
      respectively                                                                                    3,662             4,093

SHAREHOLDERS' EQUITY:
    Common stock, authorized 50,000,000 shares of $0.01 par value; 14,917,593 and
      13,696,071 shares issued and outstanding, respectively                                            149               137
    Additional paid-in capital                                                                       20,205            19,760
    Common stock warrants                                                                               350               350
    Accumulated deficit                                                                            (10,969)          (10,560)
    Accumulated other comprehensive loss                                                              (513)             (361)
                                                                                             --------------    --------------
             Total shareholders' equity                                                               9,222             9,326
                                                                                             --------------    --------------
                                                                                             $       31,102    $       27,093
                                                                                             ==============    ==============

     See accompanying notes to condensed consolidated financial statements.

                     Daw Technologies, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                          -----------------------------------
                                                               2001                  2000
                                                          (as restated)         (as restated)
Revenue, net                                              $     14,889         $      15,140

Cost of goods sold                                              13,322                14,128
                                                          ------------         -------------
           Gross profit                                          1,567                 1,012
                                                          ------------         -------------

Operating expenses:
    Selling, general and administrative                          1,044                 1,069
    Research and development                                        87                     -
    Depreciation and amortization                                   95                   157
                                                          ------------         -------------

           Total operating expenses                              1,226                 1,226
                                                          ------------         -------------

           Income (loss) from operations                           341                  (214)
Other income (expense):
    Interest expense                                              (140)                 (192)
    Other, net                                                    (364)                   60
                                                          ------------         -------------
           Other expense, net                                     (504)                 (132)
                                                          ------------         -------------

           Loss before provision for income taxes                 (163)                 (346)
Provision for income taxes                                         199                     -
                                                          ------------         -------------

           NET LOSS                                       $       (362)        $        (346)
                                                          ============         =============
Net loss per common share:

    Basic                                                 $      (0.03)        $       (0.03)
    Diluted                                                      (0.03)                (0.03)
Weighted-average common shares outstanding:

    Basic                                                   14,404,394            12,595,011
    Diluted                                                 14,404,394            12,595,011

     See accompanying notes to condensed consolidated financials statements.

                     Daw Technologies, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                         --------------------------------
                                                                              2001              2000
                                                                         -------------     -------------
                                                                         (as restated)     (as restated)
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities:
       Net loss                                                          $      (362)      $      (346)
       Adjustments to reconcile net loss to net
           cash provided by (used in) operating activities:
           Depreciation and amortization                                         237               375
           Loss on disposition of property and equipment                          90                 -
           Provision for losses on accounts receivable                            78                 -
           Changes in current assets and liabilities:
              Restricted cash                                                   (728)                -
              Accounts receivable                                             (6,516)           (2,062)
              Costs and estimated earnings in excess
                of billings on contracts in progress                           2,424            (1,223)
              Inventories                                                       (500)              327
              Other assets                                                       (89)              196
              Accounts payable and accrued liabilities                         2,935             2,317
              Billings in excess of costs and estimated
                earnings on contracts in progress                              1,370               710
                                                                         -------------     -------------

    Net cash provided by (used in) operating activities                       (1,061)              294
                                                                         -------------     -------------

    Cash flows from investing activities:
       Purchase of property and equipment                                        (63)             (103)
                                                                         -------------     -------------
    Net cash used in investing activities                                        (63)             (103)
                                                                         -------------     -------------

     See accompanying notes to condensed consolidated financial statements.

                     Daw Technologies, Inc. and Subsidiaries

                        (in thousands, except share data)
                                   (unaudited)

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                         ------------------------------------
                                                                                               2001                 2000
                                                                                         --------------         -------------
                                                                                          (as restated)         (as restated)
Increase (decrease) in cash and cash equivalents

    Cash flows from financing activities:
       Decrease in checks written in excess of cash in bank                              $          (22)         $    (248)
       Net change in line of credit                                                                 430                210
       Proceeds from issuance of stock                                                                -                436
       Payments on capital lease obligations                                                          -                (58)
                                                                                         --------------         -------------

    Net cash provided by financing activities                                                       408                340
                                                                                         --------------         -------------

    Effect of foreign exchange rates on cash and cash equivalents                                   (68)                 3
                                                                                         --------------         -------------

    Net increase (decrease) in cash and cash equivalents                                           (784)               534

Cash and cash equivalents at beginning of period                                                  2,175                296
                                                                                         --------------         -------------
Cash and cash equivalents at end of period                                               $        1,391          $     830
                                                                                         ==============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                                             $          140          $     192

NONCASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2001, 49 shares of Series A Redeemable Convertible preferred stock with a carrying value of $431 were converted into 1,192,936 shares of common stock.

During the three months ended March 31, 2001, 28,586 shares of common stock with a carrying value of $27 were issued as part of a preferred stock dividend.

     See accompanying notes to condensed consolidated financial statements.

                     Daw Technologies, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)
                                   (unaudited)

1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND RESTATEMENT

The accompanying unaudited condensed consolidated financial statements have been prepared by Daw Technologies, Inc. (the "Company" or "Daw") in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These financial statements and footnote disclosures in this Form 10-Q/A for the three months ended March 31, 2001 should be read in conjunction with the Company's annual report on Form 10-K/A, as amended for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

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

The effect of the restatements for the years ended December 31, 1999 and 2000 is described in amended filings on Form 10-K/A or Form 10-Q/A for the applicable quarter periods. The following is a summary of the effects of such restatements on the Company's consolidated financial statements as of and for the three months ended March 31, 2001:

                                                                        As
                                                                    Previously         As
                                                                     Reported       Restated
                                                                     --------       --------
          Consolidated balance sheet:
            Current assets                                           $ 32,079       $ 25,022
            Total assets                                               39,624        31,102
            Current liabilities                                        20,328        18,097
            Redeemable preferred stock                                      -          3,662
            Total shareholders' equity                                 19,207         9,222

          Consolidated statement of operations:
            Revenue, net                                             $ 14,030       $ 14,889
            Gross profit                                                1,507         1,567
            Total operating expenses                                    1,103         1,226
            Other expense, net                                            (91)         (504)
            Income (loss) before income taxes                             313         (163)
            Net income (loss)                                             196         (362)
            Net income (loss) available to common
             shareholders                                                 164         (409)
            Net income (loss) per common share
             basic and diluted                                       $   0.01        $ (0.03)

          Consolidated statement of shareholder' equity:
            Common stock                                             $    149          $ 149
            Additional paid-in capital and warrants                    21,594        20,555
            Accumulated deficit                                        (2,536)      (10,969)
            Accumulated other comprehensive loss                            -          (513)
            Total shareholders' equity                                 19,207         9,222


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries, Daw Technologies France, which was organized in 2000, Daw Technologies Europe Ltd., which was organized in 1999, and Translite Systems, Inc., (inactive) which was organized in 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for the Company's foreign operations is the British Sterling. The financial statements of the Company's foreign subsidiaries are translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards No. 52 "FOREIGN CURRENCY TRANSLATION". Assets and liabilities of the foreign subsidiaries are translated into the U.S. Dollar at the exchange rate at the end of each reporting period. Income and expense items are translated at the weighted average exchange rates for the period. Translation gains and losses are reflected as a separate component of shareholders' equity as accumulated other comprehensive loss. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations.

ACCOUNTING FOR LONG-TERM CONTRACTS

Revenue recorded for contracts in the accompanying financial statements is recognized using the percentage-of-completion method and, therefore, takes into account the costs, estimated earnings and revenue to date on contracts not yet completed. The revenue recognized is that portion of the total contract price that cost incurred to date bears to anticipated final total cost, based on current estimates of costs to complete. Revenue from cost-plus-fixed-fee contracts is recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

Contract costs include all direct and allocable indirect labor, benefits, materials unique to or installed in the project, subcontractor cost allocations, including employee benefits and equipment expense. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. As long-term contracts extend over one year, revisions in cost and earnings estimates during the course of the work are reflected in the accounting period in which the facts become known which require the revision. Costs attributable to contract claims or disputes are carried in the accompanying balance sheets only when realization is probable. These costs are recorded at the lesser of actual costs incurred or the amount expected to be realized. It is reasonably possible that estimates by management related to contracts can change in the future.

The current asset, costs and estimated earnings in excess of billings on contracts in progress, represents revenue recognized in excess of amounts billed (unbilled revenue). The current liability, billings in excess of costs and estimated earnings on contracts in progress, represents billings in excess of revenue recognized (unearned revenue). The amount of revenue recognized is not related to the progress billings to customers.

OTHER REVENUE RECOGNITION

The Company recognizes revenue on its other product sales and contract manufacturing services when the product is shipped and title passes to the customer or when the services are performed.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                        March 31,         December 31,
                                                          2001               2000
                                                       -----------       -------------
         Contract receivables                          $    13,851       $       7,534
         Retention receivables                                 253                 142
                                                       -----------       -------------
                                                            14,104               7,676
         Less allowance for doubtful accounts                 (388)               (329)
                                                       -----------       -------------

            Total                                      $    13,716       $       7,347
                                                       ===========       =============

Many of the Company's contracts require retentions, typically 5-10 percent of the amount billed, to be withheld from each progress payment by the customer until the project reaches substantial completion. Earned, but unbilled retention amounts are included in retention receivables.

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

NET LOSS PER COMMON SHARE

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "EARNINGS PER SHARE". SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares reflects the potential dilution that could occur if outstanding stock options, warrants and preferred stock conversion features were exercised.

The following data show the amounts used in computing net loss per common share, including the effect on net loss for preferred stock dividends. The following data also show the weighted average number of shares and rights to acquire shares with dilutive potential:

                                                                        For the three months ended
                                                                                March 31,
                                                                       ----------------------------
                                                                           2001            2000
                                                                       ------------    ------------
              Net loss                                                 $      (362)    $      (346)

              Dividends on preferred stock                                     (47)              -
                                                                       ------------    ------------

              Net loss applicable to common shareholders               $      (409)    $      (346)
                                                                       ============    ============

              Weighted average number of common shares used in
              basic EPS                                                 14,404,394      12,595,011

              Dilutive effect of stock options                                 -               -

              Dilutive effect of warrants                                      -               -

              Dilutive effect of preferred stock                               -               -
                                                                       ------------    ------------

              Weighted average number of common shares and
              dilutive potential common shares used in diluted
              EPS                                                       14,404,394      12,595,011
                                                                       ============    ============

For the three month periods ended March 31, 2001 and 2000 all of the stock options, warrants and preferred stock that were outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.

4.       LINE OF CREDIT

During the three months ended March 31, 2001, the Company maintained a revolving line of credit with a domestic bank for the lesser of $3,750 or the available borrowing base. The interest rate is variable and is computed at prime plus 4.5% (13.0% as of March 31, 2001). The line of credit requires monthly payments of interest. The Company had $3,033 in borrowings against the line of credit at March 31, 2001 ($2,603 at December 31, 2000). The line of credit originally matured on October 31, 1999 and has been extended through April 30, 2001. The line of credit allows for borrowings equal to 75% of the Company's eligible accounts receivable as determined by the bank. Borrowings are secured by all assets of the Company. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At times during 2000 and the three months ended March 31, 2001 and at both December 31, 2000 and March 31, 2001, the Company was not in compliance with certain debt covenants. Subsequent to March 31, 2001 the Company signed an extension of the line of credit through July 31, 2001, which included a waiver for the non-compliance with the covenants as of April 30, 2001. The Company is currently reviewing several financing alternatives.

5.       SEGMENT INFORMATION

The Company had two reportable segments for the three months ended March 31, 2001 and 2000, namely 1) cleanrooms and related products and 2) other manufactured goods and services. The Company evaluates performance of each segment based on net loss from operations. The Company's reportable segments are similar in manufacturing processes and are tracked similarly in the accounting system. The manufacturing process for each segment uses the same manufacturing facilities and overhead is allocated similarly to each segment. It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities, and manufacturing overhead.

Segment information for the cleanrooms and related products and other manufactured goods and services are as follows:

                                                              Three months ended
                                                                   March 31,
                                                            2001              2000
                                                        -----------      --------------
   Revenue, net
       Cleanrooms and related products                  $    11,873      $       10,936
       Other manufactured goods and services                  3,016               4,204
                                                        -----------      --------------

          Totals                                        $    14,889      $       15,140
                                                        ===========      ==============

   Income (loss) from operations
       Cleanrooms and related products                  $       565      $        1,161
       Other manufactured goods and services                   (224)             (1,375)
                                                        -----------      --------------

          Totals                                        $       341      $         (214)
                                                        ===========      ==============

                                                           As of             As of
                                                         March 31,        December 31,
                                                            2001              2000
                                                        -----------      --------------
   Total assets

       Cleanrooms and related products                  $    20,041      $       19,528
       Other manufactured goods and services                  2,976               1,712
       Manufacturing and corporate assets                     8,085               5,853
                                                        -----------      --------------

          Totals                                        $    31,102      $       27,093
                                                        ===========      ==============

6.       COMPREHENSIVE LOSS

The Following table reports comprehensive loss for the three months ended March 31, 2001 and 2000:

                                                                 Three months ended
                                                                      March 31,

                                                              2001               2000
                                                           ----------         -----------
       Net loss                                            $    (362)         $     (346)
       Foreign currency translation adjustment                  (152)                (51)
                                                           ----------         -----------

          Comprehensive loss                               $    (514)         $     (397)
                                                           ==========         ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and share data.

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

         Prior to October 1999, the Company's European operations were accounted for at the Company's headquarters in the United States. In October 1999, the Company formed a wholly owned European subsidiary in Scotland known as Daw Technologies Europe Ltd. ("Daw Europe") to manage not only the United Kingdom subsidiary, but all of the Company's European operations. At that time, all European accounts were transferred to Daw Europe, who took over all of the accounting for all of the Company's foreign operations.

         The accounting systems and personnel in the Daw Europe office were unable to keep pace with the rapid growth experienced between 1999 and 2001 along with the growing complexity of the European business, including the fact that most of this revenue growth occurred outside of the United Kingdom. As a result, various problems occurred with respect to Daw Europe's accounting and financial reporting.

         One of the problems that developed involved the Company's recognition of revenue on construction projects. Daw recognizes revenue on its construction projects using a percentage of completion methodology based on estimates of percentage of completion. The primary accounting system used by Daw Europe did not include a revenue recognition feature that would allow it to accurately recognize revenue on its various projects based on percentage of completion. Daw Europe therefore created a financial spreadsheet to help account for the recognition of revenue on its numerous European projects. This method of tracking and accounting for contracts in progress resulted in various problems, including the following:

    - Some of the formulas in the spreadsheet did not properly calculate atypical situations, such as costs exceeding budget.

    - When the numbers derived from formulas seemed incorrect, accounting personnel would in some instances, override formulas in the spreadsheet by inputting numbers directly into the spreadsheet. This damaged the underlying integrity and reliability of the spreadsheet.

    - Budget estimates were not updated in the spreadsheets for currency fluctuations, and currency rates were only changed in the accounting system periodically.

    - The spreadsheet was not always properly updated to reflect changes to contract terms.

         In addition to the problems with the spreadsheet maintained by Daw Europe, there were also problems in the consolidation process of European accounts with the United States. accounts. For example, European costs incurred through the United States accounts were not properly considered in the consolidation process, thus resulting in an understatement of costs and liabilities.

         Also, the Company noted that certain projects in Israel were either not recorded or were not properly recorded on the financial records of Daw Europe. When Daw Europe recorded transactions associated with the Company's projects in Israel, instead of obtaining objective accounting documentation, the accounting personnel, in some instances, relied on informal data and statements by project managers. Some of this informally gathered information proved to be incomplete and subsequently required an adjustment.

         Finally, the restated financial statements also contain certain reclassifications and other adjustments such as: (a) foreign currency translation and transactions gains/losses related to foreign operations, (b) intercompany errors and (c) amortization of leasehold improvements. A summary of the effect of the restatements in the financial statements is describe in Note 1 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS (Data in the tables are in thousands)

Selected Financial Information

                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                     2001            2000
                                                  ----------      ----------
Revenue, net..............................        $   14,889      $   15,140

Gross profit..............................             1,567           1,012

Operating expenses........................             1,226           1,226

Net loss..................................        $     (362)     $     (346)

                                                    March 31,      December 31,
                                                      2001             2000
                                                    ---------      ------------
BALANCE SHEET DATA:

Cash and cash equivalents..................          $ 1,391         $ 2,175

Working capital............................            6,925           7,285

Total assets...............................           31,102          27,093

Total liabilities..........................           18,218          13,674

Redeemable preferred stock.................            3,662           4,093

Total stockholders' equity.................            9,222           9,326


DISCUSSION

         Revenue for the first quarter of 2001 decreased by 1.7% to $14.9 million compared to $15.1 million for the first quarter of 2000. Revenue from cleanroom and related products increased $937,000, or 7.9%, to $11.9 million for the first quarter of 2001 from $10.9 million during the first quarter of 2000. Additionally, the sale of other manufactured products decreased by $1,188,000. Revenue from other manufactured goods and services decreased to $3.0 million for the period ended March 31, 2001, as compared with $4.2 million for the period ended March 31, 2000.

         Gross profit for first quarter of 2001 increased by 54.8% to $1.6 million from $1.0 million for the first quarter of 2000 and increased to 10.5% as a percentage of revenue for the first quarter of 2001 compared to 6.7% for the first quarter of 2000. The increase in gross profit in the first quarter of 2001 as compared to the first quarter of 2000 reflects cost cutting measures implemented by the Company and the fact that most of the Company's construction contracts during that period of time were smaller projects with higher margins. With the Company's efforts to develop a portion of its revenue from sources outside of the semiconductor industry by applying its product and engineering expertise in custom metal fabrication, airflow systems and panel production, the Company continues to experience cost inefficiencies due to ramp-up costs. However, it continues to be the Company's objective to identify, manufacture and sell other products that have high gross profit margin potential.

         Selling, general and administrative expenses for the first quarter of 2001 decreased 2.3% to $1.0 million, or 7.0% of revenue, compared to $1.1 million, or 7.1% of revenue for the first quarter of 2000. The decrease in selling, general and administrative expenses was the result of the Company's continued efforts to manage and reduce its operating cost structure. The reduction was primarily the result of reduced variable costs and payroll and related expenses as a result of cost cutting measures implemented by the Company.

         Research and development expenses for the first quarter of 2001 increased to $87,000, compared to $0 for the first quarter of 2000. This increase is primarily attributable to the Company's efforts to design advanced cleanroom component systems to better position itself for what it believes will be the next generation of cleanroom design, primarily for the semiconductor industry. The Company continues to fund research and development to improve its existing products and develop new products in its diversification program.

         Interest expense for the first quarter of 2001 decreased to $140,000, compared to $192,000 for the first quarter of 2000. This decrease was directly related to decreased borrowings against the Company's credit line during the first quarter of 2001, compared to borrowings during the first quarter of 2000.

         Other expense, net was $364,000 for the three months ended March 31, 2001 compared to other income, net of $60,000 for the three months ended March 31, 2000. Other expense in 2001, resulted primarily from foreign currency transaction losses of its foreign subsidiaries.

         The provision for income taxes for the first quarter of 2001 resulted from the Company's foreign operations. The Company had income before provision for income taxes of approximately $475,000 from its foreign operations during the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 2001 was $6.9 million, compared to $7.3 million at December 31, 2000. This includes cash and cash equivalents of $1.4 million at March 31, 2001 and $2.2 million at December 31, 2000.

         The Company's operations used $1.1 million of cash during the first quarter of 2001, compared to providing $294,000 of cash from operations during the first quarter of 2000. During the first quarter of 2001, the Company experienced a net increase in receivables of $6.5 million, mostly attributable to the Company's European operations, and a decrease in costs and estimated earnings in excess of billings on contracts in progress of $2.4 million. In addition, accounts payable and accrued liabilities increased by $2.9 million and billings in excess of costs and estimated earnings on contracts in progress increased by $1.4 million, also mostly attributable to the Company's European operations.

         During the three months ended March 31, 2001, the Company maintained a revolving line of credit with a domestic bank for the lesser of $3,750 or the available borrowing base. The interest rate is floating and is computed at prime plus 4.5 percent (13.0% as of March 31, 2001). The line of credit requires monthly payments of interest. The Company had $3,033 in borrowings against the line at March 31, 2001 ($2,603 at December 31, 2000). The line of credit originally expired October 31, 1999 and was extended to December 31, 2000. During the three months ended March 31, 2001, the Company signed an extension of the line of credit through April 30, 2001. The line of credit allows for borrowings equal to 75% of the Company's eligible accounts receivable as determined by the bank. Borrowings are secured by all assets of the Company. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. At times during 2000 and the three months ended March 31, 2001 and at both December 31, 2000 and March 31, 2001, the Company was not in compliance with certain indebtedness covenants. Subsequent to March 31, 2001 the Company signed an extension of the line of credit through July 31, 2001, which included a waiver for the non-compliance with the covenants as of April 30, 2001. The Company is currently reviewing several financing alternatives.

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

PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                           None
                               -

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2002.


                         DAW TECHNOLOGIES, INC.


                         By:   /s/ Donald K. McCauley
                              --------------------------------------------------
                              Donald K. McCauley
                              Executive Vice President, Chief Financial Officer, Principal Financial and Accounting Officer