Form 10-Q/A
period 2001-06-30
DAW TECHNOLOGIES INC /UT
filed 2002-04-24
CIK 882159

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

                             DAW TECHNOLOGIES, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           UTAH                                                 87-0464280
------------------------------                           -----------------------
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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         As of August 14, 2001, the Registrant had 3,759,303 shares of Common Stock, $0.01 par value, outstanding.

--------------------------------------------------------------------------------

This amendment on Form 10-Q/A amends the Items 1 and 2 of Part I and Item 6 of
Part II of the Quarterly Report for Daw Technologies, Inc. (the "Company") on Form 10-Q previously filed for the quarter ended June 30, 2001. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, March 31, 2001 and June 30, 2001 as well as for the years ended December 31, 1999 and 2000. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing. The restated financial information as of December 31, 2000 and for the three and six months ended June 30, 2001 contained herein should be read in conjunction with the applicable amended filings for those periods.

                             Daw Technologies, Inc.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION.................................................................................  1


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 2001 and
          December 31, 2000 (unaudited).........................................................................  1

          Condensed Consolidated Statements of Operations - Three and six months ended June 30, 2001 and 2000 (unaudited)..............................................................  2

          Condensed  Consolidated  Statements  of Cash  Flows - Six months  ended June 30,  2001 and 2000
          (unaudited)...........................................................................................  3

          Notes to Condensed Consolidated Financial Statements (unaudited)......................................  5


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................................................  12




PART II OTHER INFORMATION......................................................................................  17

Item 6.   Exhibits and Reports on Form 8-K...................................................................... 17


Signatures...................................................................................................... 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     Daw Technologies, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                             June 30,         December 31,
ASSETS                                                                                         2001              2000
                                                                                        ------------------  ----------------
                                                                                            (as restated)     (as restated)
CURRENT ASSETS:
    Cash and cash equivalents                                                            $       4,293     $        2,175
    Restricted cash                                                                                741                  -
    Accounts receivable, net                                                                     9,921              7,347
    Costs and estimated earnings in excess
       of billings on contracts in progress                                                      3,008              6,109
    Inventories, net                                                                             1,672              1,977
    Deferred income taxes                                                                          425                425
    Other current assets                                                                         1,014              2,827
                                                                                          ----------------  ----------------
             Total current assets                                                               21,074             20,860

PROPERTY AND EQUIPMENT, NET                                                                      1,670              2,034

DEFERRED INCOME TAXES                                                                            3,364              3,364

OTHER ASSETS                                                                                       790                835
                                                                                          ----------------  ----------------
                                                                                         $      26,898     $       27,093
                                                                                          ================  ================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Checks written in excess of cash                                                     $           -     $           22
    Accounts payable and accrued liabilities                                                     9,553              8,868
    Billings in excess of costs and estimated
       earnings on contracts in progress                                                         2,183              1,994
    Line of credit                                                                               3,240              2,603
    Current portion of capital lease obligations                                                   178                 88
                                                                                          ----------------  ----------------
             Total current liabilities                                                          15,154             13,575

CAPITAL LEASE OBLIGATIONS, less current portion                                                     73                 99

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
     3%Series A Redeemable Convertible Preferred stock, authorized 10,000,000 shares of $0.01 par value; 411 and 465 shares issued and outstanding,
       respectively                                                                              3,617              4,093

SHAREHOLDERS' EQUITY:
    Common stock, authorized 50,000,000 shares of $0.01 par value; 3,759,303 and
       3,424,018 shares issued and outstanding, respectively                                        38                 34
    Additional paid-in capital                                                                  20,364             19,863
    Common stock warrants                                                                          350                350
    Accumulated deficit                                                                        (12,151)           (10,560)
    Accumulated other comprehensive loss                                                          (547)              (361)
                                                                                          ----------------  ----------------
             Total shareholders' equity                                                          8,054              9,326
                                                                                          ----------------  ----------------
                                                                                         $      26,898     $       27,093
                                                                                          ================  ================

     See accompanying notes to condensed consolidated financial statements.

                     Daw Technologies, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                                                  Three months ended               Six months ended
                                                                      June 30,                        June 30,
                                                             ----------------------------   ------------------------------
                                                                 2001           2000             2001            2000
                                                             -------------  -------------   --------------  --------------
                                                             (as restated)  (as restated)   (as restated)   (as restated)
Revenue, net                                                 $    12,160    $    14,637     $    27,049     $    29,777
Cost of goods sold                                                11,317         12,491          24,639          26,619
                                                             -------------  -------------   --------------  --------------
           Gross profit                                              843          2,146           2,410           3,158
                                                             -------------  -------------   --------------  --------------
Operating expenses:
    Selling, general and administrative                            1,041          1,310           2,085           2,379
    Research and development                                          75              -             162               -
    Depreciation and amortization                                    140            107             235             264
                                                             -------------  -------------   --------------  --------------
           Total operating expenses                                1,256          1,417           2,482           2,643
                                                             -------------  -------------   --------------  --------------

           Income (loss) from operations                            (413)           729             (72)            515

Other income (expense):
    Interest expense                                                (130)          (223)           (270)           (415)
    Other, net                                                      (373)            11            (737)             70
                                                             -------------  -------------   --------------  --------------
           Other expense, net                                       (503)          (212)         (1,007)           (345)
                                                             -------------  -------------   --------------  --------------

           Income (loss) before provision for income taxes          (916)           517          (1,079)            170
Provision for income taxes                                           233            251             432             251
                                                             -------------  -------------   --------------  --------------
           NET INCOME (LOSS)                                 $    (1,149)   $       266     $    (1,511)    $       (81)
                                                             =============  =============   ==============  ==============

Net income (loss) per common share:
    Basic                                                    $     (0.31)   $     (0.71)    $     (0.43)    $     (0.84)
    Diluted                                                        (0.31)         (0.71)          (0.43)          (0.84)
Weighted-average common shares outstanding:
    Basic                                                       3,755,563     3,296,467       3,678,763       3,218,810
    Diluted                                                     3,755,563     3,296,467       3,678,763       3,218,810

     See accompanying notes to condensed consolidated financial statements.

                     Daw Technologies, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                              Six months ended
                                                                                                  June 30,
                                                                                        ------------------------------
                                                                                            2001             2000
                                                                                       --------------  ---------------
Increase (decrease) in cash and cash equivalents (as restated) (as restated)            (as restated)    (as restated)
    Cash flows from operating activities:
       Net loss                                                                        $    (1,511)    $       (81)
       Adjustments to reconcile net loss to net
         Cash provided by operating activities:
           Depreciation and amortization                                                       472             697
           Loss on disposal of property and equipment                                          201               -
           Provision for losses on accounts receivable                                         160               2
           Deferred income taxes                                                                 -             110
           Changes in current assets and liabilities:
              Restricted cash                                                                 (741)              -
              Accounts receivable                                                           (2,844)           (966)
              Costs and estimated earnings in excess
                of billings on contracts in progress                                         2,701          (3,573)
              Inventories                                                                      419             402
              Other assets                                                                   1,725             115
              Accounts payable and accrued liabilities                                         946             212
              Billings in excess of costs and estimated
                earnings on contracts in progress                                              273           1,111
                                                                                       --------------  ---------------
    Net cash provided by (used by) operating activities                                      1,801          (1,971)
                                                                                       --------------  ---------------
    Cash flows from investing activities
       Purchase of property and equipment                                                     (159)           (137)
       Proceeds from sale of property and equipment                                              -             154
                                                                                       --------------  ---------------
    Net cash provided by (used in) investing activities                                       (159)             17
                                                                                       --------------  ---------------

     See accompanying notes to condensed consolidated financial statements.

                     Daw Technologies, Inc. and Subsidiaries

                        (in thousands, except share data)
                                   (unaudited)

                                                                                                Six months ended
                                                                                                    June 30,
                                                                                        ---------------------------------
                                                                                              2001              2000
                                                                                       -----------------  ---------------
    Increase (decrease) in cash and cash equivalents                                     (as restated)      (as restated)

    Cash flows from financing activities:
       Decrease in checks written in excess of cash in bank                            $        (22)             (248)
       Net change in line of credit                                                             637            (1,049)
       Proceeds from issuance of stock                                                            -             5,035
       Payments on capital lease obligations                                                    (28)             (191)
                                                                                       -----------------  ---------------
    Net cash provided by financing activities                                                   587             3,547
                                                                                       -----------------  ---------------
    Effect of foreign exchange rates on cash and cash equivalents                              (111)              (46)
                                                                                       -----------------  ---------------
    Net increase in cash and cash equivalents                                                 2,118             1,547
Cash and cash equivalents at beginning of period                                              2,175               296
                                                                                       -----------------  ---------------
Cash and cash equivalents at end of period                                             $      4,293       $     1,843
                                                                                       =================  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
     Interest                                                                          $        270       $       415

NONCASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2001, the Company entered into capital lease obligations of $92.

During the six months ended June 30, 2001, 54 shares of Series A Redeemable
Convertible preferred stock with a carrying value of $475 were converted into 327,312 shares of common stock.

During the six months ended June 30, 2001, 7,973 shares of common stock with a carrying value of $30 were issued as part of a preferred stock dividend.

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

                     Daw Technologies, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)
                                   (unaudited)

1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND RESTATEMENT

The accompanying unaudited condensed consolidated financial statements have been prepared by Daw Technologies, Inc. and Subsidiaries (the "Company" or "Daw") in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These financial statements and footnote disclosures in this Form 10-Q/A for the three and six months ended June 30, 2001 should be read in conjunction with the Company's annual report on Form 10-K, as amended for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

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

The effect of the restatements for the years ended December 31, 1999 and 2000 is described in amended filings on Form 10-K/A or Form 10-Q/A for the applicable quarterly periods. The following is a summary of the effects of such restatements on the Company's consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001:

                                                                        As
                                                                    Previously        As
                                                                     Reported      Restated
                                                                    ---------      --------
          Consolidated balance sheet:
            Current assets                                           $ 27,514       $ 21,074
            Total assets                                               34,856         26,898
            Current liabilities                                        15,497         15,154
            Redeemable preferred stock                                    -            3,617
            Total shareholders' equity                                 19,308          8,054

          Consolidated statement of shareholders' equity:
            Common stock                                             $     38      $      38
            Additional paid-in capital and warrants                    21,705         20,714
            Accumulated deficit                                        (2,435)       (12,151)
            Accumulated other comprehensive loss                          -             (547)
            Total shareholders' equity                                 19,308          8,054

                                                             Three months ended            Six months ended
                                                                June 30, 2001                June 30, 2001
                                                          -----------------------------------------------------
                                                              As                           As
                                                          Previously         As        Previously         As
                                                           Reported       Restated      Reported       Restated
                                                           --------       --------      --------       --------
Consolidated statement of operations:
  Revenue, net                                              $13,575        $12,160       $27,605        $27,049
  Gross profit                                                1,717            843         3,224          2,410
  Total operating expenses                                    1,359          1,256         2,462          2,482
  Other expense, net                                           (198)          (503)         (289)        (1,007)
  Income (loss) before income taxes                             160           (916)          473         (1,079)
  Net income (loss)                                             101         (1,149)          297         (1,511)
  Net income (loss) available to common
   shareholders                                                  70         (1,182)          234         (1,591)
  Net income (loss) per common share - diluted            $    0.02   $     (0.31)    $    0.05     $     (0.43)

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

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for the Company's foreign operations is the British Sterling. The financial statements of the Company's foreign subsidiaries are translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards No. 52 "FOREIGN CURRENCY TRANSLATION". Assets and liabilities of the foreign subsidiaries are translated into the U.S. Dollar at the exchange rate at the end of each reporting period. Income and expense items are translated at the weighted average exchange rates for the period. Translation gains and losses are reflected as a separate component of shareholders' equity as accumulated other comprehensive loss. Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations

ACCOUNTING FOR LONG-TERM CONTRACTS

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

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                                 June 30,        December 31,
                                                                                   2001              2000
                                                                              ---------------  ----------------
         Contract receivables                                                 $    9,757       $      7,533
         Retention receivables                                                       379                143
                                                                              ---------------  ----------------
                                                                                  10,136              7,676
         Less allowance for doubtful accounts                                       (215)              (329)
                                                                              ---------------  ----------------
         Total                                                                $    9,921       $      7,347
                                                                              ===============  ================

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

REVERSE STOCK SPLIT

On May 30, 2001, the Company's shareholders approved a one-for-four reverse stock split of the Company's outstanding common stock shares. The par value of the common stock was not affected by the reverse stock split and remains at $.01 per share after the reverse stock split. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the reversed common shares from common stock to additional paid-in capital for all periods presented. All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants and preferred stock), have been retroactively restated in the accompanying financial statements and notes to consolidated financial statements for all periods presented to reflect the reverse stock split.

NET INCOME (LOSS) PER COMMON SHARE

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares reflects the potential dilution that could occur if outstanding stock options, warrants and preferred stock conversion features were exercised.

The following data show the shares used in computing net income (loss) per common share including the effect on net income (loss) for preferred stock dividends and the beneficial conversion feature associated with preferred stock. For 2000, net income applicable to common stock include a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 2000 3% Series A Redeemable Convertible preferred stock. The beneficial conversion feature is computed as the difference between the market value of the common stock into which the preferred stock can be converted and the value assigned to the preferred stock in the private placement. The imputed dividend is a one-time, non-cash charge decreasing the net earnings per common share. The following data also show the weighted average number of shares and rights to acquire shares with dilutive potential.

                                                       Three months ended                  Six months ended
                                                            June 30,                           June 30,
                                               -------------------------------    --------------------------------
                                                     2001           2000                2001             2000
                                               ---------------  --------------    ---------------  ----------------
Net income (loss)                               $   (1,149)      $       266        $   (1,511)     $       (81)

Dividends on preferred stock                           (33)              (25)              (80)             (25)

Imputed dividends from beneficial
  conversion feature                                     -            (2,593)                -           (2,593)
                                               ---------------  --------------    ---------------  ----------------
Net loss applicable to common stock             $   (1,182)      $    (2,352)       $   (1,591)     $    (2,698)
                                               ===============  ==============    ===============  ================

Weighted average number of common shares
  used in basic EPS                              3,755,563         3,296,467         3,678,763        3,218,810

Dilutive effect of stock options                         -                 -                 -                -

Dilutive effect of warrants                              -                 -                 -                -

Dilutive effect of preferred stock                       -                 -                 -                -
                                               ---------------  --------------    ---------------  ----------------
Weighted average number of common shares
  and dilutive potential common shares used
  in diluted EPS                                 3,755,563         3,296,467         3,678,763        3,218,810
                                               ===============  ==============    ===============  ================

For the three and six month periods ended June 30, 2001 and 2000, all stock options, warrants and preferred stock outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive. For the three and six months ended June 30, 2000, 1,319,748 shares of preferred stock are not included in the computation of diluted EPS because the imputed dividend from the beneficial conversion causes the assumed conversion to be anti-dilutive. The share data have been retroactively restated for the one for four reverse stock split discussed in Note 6.

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

4.       LINE OF CREDIT

During the six months ended June 30, 2001, the Company maintained a revolving line of credit with a domestic bank for the lesser of $4.0 million or the available borrowing base. The interest rate is floating and is computed at prime plus 4.5 percent (11.75% as of June 30, 2001). The line of credit requires monthly payments of interest. The Company had $3,240 in borrowings against the line at June 30, 2001 ($2,603 at December 31, 2000). The line of credit originally matured on October 31, 1999 and has been extended several times, most recently through January 31, 2002. The line of credit allows for borrowings equal to 75% of the Company's eligible accounts receivable as determined by the bank. Borrowings are secured by all assets of the Company. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. The most recent amendment included a reduction of the credit line to $3.0 million as of September 1, 2001 and an additional fixed charge loan covenant requiring a ratio of 1.25 to 1.00 on a year-to-date basis. As of June 30, 2001 the Company is in compliance with the new loan covenants. The Company is currently reviewing several financing alternatives.

5.       SEGMENT INFORMATION

The Company had two reportable segments for the three months and six months ended June 30, 2001 and 2000, namely 1) cleanrooms and related products and 2) other manufactured goods and services. The Company evaluates performance of each segment based on income or loss from operations. The Company's reportable segments are similar in manufacturing processes and are tracked similarly in the accounting system. The manufacturing process for each segment uses the same manufacturing facilities and overhead is allocated similarly to each segment. It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities, and manufacturing overhead.

Segment information for the cleanrooms and related products and other manufactured goods and services are as follows:

                                                        Three months                       Six months
                                                       ended June 30,                    ended June 30,
                                               -------------------------------  --------------------------------
                                                    2001            2000             2001             2000
                                               -------------- ----------------  ---------------- ---------------
Revenue, net

    Cleanrooms and related products              $    9,818      $   9,915          $ 21,691        $ 20,851
    Other manufactured goods and
       Services                                       2,342          4,722             5,358           8,926
                                               -------------- ----------------  ---------------- -----------------
                 Totals                          $   12,160      $  14,637          $ 27,049        $ 29,777
                                               ============== ================  ================ =================

Income (loss) from operations:

    Cleanrooms and related products              $     (493)     $   1,060          $     72        $  2,221
    Other manufactured goods and
       Services                                          80           (331)             (144)         (1,706)
                                               -------------- ----------------  ---------------- -----------------
                 Totals                          $     (413)     $     729          $    (72)       $    515
                                               ============== ================  ================ =================




                                                  June 30,     December 31,
                                                    2001           2000
                                               -------------- ----------------
Total assets:

    Cleanrooms and related products              $  16,416       $  19,528
    Other manufactured goods and Services            2,532           1,712
    Manufacturing and corporate assets               7,950           5,853
                                               -------------- ----------------
              Totals                              $ 26,898       $  27,093
                                               ============== ================


6.       SUBSEQUENT EVENTS

On May 30, 2001, the Company's shareholders approved a one-for-four reverse stock split of the Company's outstanding common stock shares effective July 2, 2001. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share after the reverse stock split. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the reversed common shares from common stock to additional paid-in capital for all periods presented. As of that date, the total number of shares of common stock outstanding was reduced from 15,047,176 shares to 3,759,306 shares (subject to adjustment due to rounding up of fractional shares), and the number of shares subject to outstanding warrants and options granted by the Company was reduced from 1,536,950 shares to 385,113 shares (subject to adjustment due to rounding up of fractional shares). All per share amounts and outstanding shares, including all common stock equivalents (stock options and convertible subordinated notes), have been retroactively restated in the accompanying condensed consolidated financial statements and notes to condensed consolidated financial statements for all periods presented to reflect the reverse stock split.

7.       COMPREHENSIVE INCOME (LOSS)

The following table reports comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000:

                                                                                         Three months ended
                                                                                              June 30,
                                                                                      2001               2000
                                                                                 --------------   -----------------
       Net income (loss)                                                         $    (1,149)     $        266
       Foreign currency translation adjustment                                          (152)             (225)
                                                                                 --------------   -----------------
          Comprehensive income (loss)                                            $    (1,301)     $         41
                                                                                 ==============   =================

                                                                                          Six months ended
                                                                                              June 30,
                                                                                      2001               2000
                                                                                 --------------   -----------------
       Net loss                                                                  $    (1,511)     $        (81)
       Foreign currency translation adjustment                                          (186)             (276)
                                                                                 --------------   -----------------
          Comprehensive loss                                                     $    (1,697)     $       (357)
                                                                                 ==============   =================

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

         Prior to October 1999, the Company's European operations was accounted for at the Company's headquarters in the United States. In October 1999, the Company formed a wholly owned European subsidiary in Scotland known as Daw Technologies Europe Ltd. ("Daw Europe") to manage not only the UK subsidiary, but all of the Company's European operations. At that time, all European accounts were transferred to Daw Europe, who took over all of the accounting for all of the Company's foreign operations.

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

         One of the problems that developed involved the Company's recognition of revenue on construction projects. Daw recognizes revenue on its construction projects using a percentage of completion methodology based on estimates of percentage of completion. The primary accounting system used by Daw Europe did not include a revenue recognition feature that would allow it to accurately recognize revenue on its various projects based on percentage of completion. Daw Europe therefore created a financial spreadsheet to account for the recognition of revenue on its numerous European projects. This method of tracking and accounting for work in process resulted in several problems, including the following:

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

- The spreadsheet was not properly updated to reflect changes to contract terms.

         In addition to the problems with the spreadsheet maintained by Daw Europe, there were also problems in the consolidation of European accounts with the United States accounts. For example, European costs incurred through the United States accounts were not properly considered in the consolidation process, thus resulting in an understatement of costs and liabilities.

         Also, the Company noted that various projects in Israel were either not recorded or were not properly recorded on the financial records of Daw Europe. When Daw Europe recorded transactions associated with the Company's projects in Israel, instead of obtaining objective accounting documentation, the accounting personnel relied on informal data and statements by project managers. Some of this informally gathered information proved to be incomplete and subsequently required an adjustment.

         Finally, the restated financial statements also contain some reclassifications and several other adjustments such as: (a) foreign currency translation and transactions gains/losses related to foreign operations, (b) intercompany errors and (c) amortization of leasehold improvements. A summary of the effect of the restatements in the financial statements is described in Note 1 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS (Data in the tables are in thousands)

Selected Financial Information

                                                      Three months ended              Six months ended
                                                           June 30,                       June 30,
                                                  ---------------------------     --------------------------
                                                     2001           2000            2001           2000
                                                 ------------   -------------   -------------  -------------
Revenue, net..............................        $    12,160   $     14,637    $     27,049   $     29,777

Gross profit..............................                843          2,146           2,410          3,158

Operating expenses........................              1,256          1,417           2,482          2,643

Net income (loss).........................        $    (1,149)  $        266    $     (1,511)  $        (81)


                                                    June 30,     December 31,
                                                      2001          2000
                                                  ------------  -------------
BALANCE SHEET DATA:

Cash and cash equivalents..................       $     4,293   $      2,175

Working capital............................             5,920          7,285

Total assets...............................            26,898         27,093

Total liabilities..........................            15,227         13,674

Redeemable preferred stock.................             3,617          4,093

Total stockholders' equity.................             8,054          9,326


DISCUSSION

         Revenue for the three months ended June 30, 2001 decreased by 16.9% to $12.2 million compared to $14.6 million for three months ended June 30, 2000. Revenues for the six months ended June 30, 2001 decreased by 9.2% to $27.0 million compared to $29.8 million for the six months ended June 30, 2000. The decrease in revenues is primarily attributable to a decrease in capital spending by the semiconductor industry following the recent semiconductor industry downturn. The downturn resulted in fewer large cleanroom-related contract awards during the first six months of 2001. During the first six months of 2001 the Company's customers were building fewer large cleanroom-related facilities in lieu of more numerous smaller facilities.

         Gross profit for the second quarter of 2001 decreased by 60.7% to $0.8 million from a gross profit of $2.1 million for the second quarter of 2000 and decreased as a percentage of revenue to 6.9% for the second quarter of 2001 from 14.7% for the second quarter of 2000. Gross profit for the six months ended June 30, 2001 decreased by 23.7% to $2.4 million from a gross profit of $3.2 million for the six months ended June 30, 2000 and decreased as a percentage of revenue to 8.9% for the six months ended June 30, 2001 from 10.6% for the six months ended June 30, 2000.

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

         The Company continues its efforts to develop revenue from sources outside of the semiconductor industry by applying its product and engineering expertise in advanced custom metal fabrication, airflow systems and composite panel production. The Company may experience cost inefficiencies due to ramp-up costs as a variety of non-semiconductor products are evaluated and tested. However, it is the Company's objective to identify, manufacture and sell other products that have high gross profit margin potential.

          During the year 2000 the Company developed a strategy to re-enter the Asian market through the formation of a joint venture with one or more Asian companies, and in March 2001 the Company announced that it had entered into a letter of intent to form a joint venture company with three Chinese entities to provide cleanroom design, engineering, construction and manufacturing services in the People's Republic of China. Subsequent to signing the letter of intent, a potential conflict of interest arose with respect to one of the prospective members of the joint venture, and the joint venture was placed on hold. Although the letter of intent has not been formally terminated or withdrawn, management is now of the opinion that the joint venture announced in March 2001 will not proceed as planned. However, the Company remains committed to developing a presence in China. In that regard, the Company has been in contact with a number of Chinese companies, with whom it is discussing business arrangements ranging from licensing agreements to joint ventures.

         Selling, general and administrative expenses for the second quarter of 2001 decreased to $1.0 million compared to $1.3 million for the second quarter of 2000, and decreased as a percentage of revenue to 8.6% for the second quarter of 2001 from 8.9% for the second quarter of 2000. For the six months ended June 30, 2001, selling, general and administrative expenses decreased to $2.1 million compared to $2.4 million for the six months ended June 30, 2000, and decreased as a percentage of revenue to 7.7% for the six months ended June 30, 2001 from 8.0% for the six months ended June 30, 2000.

         The decrease in selling, general and administrative expenses was largely the result of the Company's continued efforts to manage and reduce its operating cost structure in response to the most recent semiconductor industry downturn. The reduction was primarily the result of reduced payroll and related expenses.

         Research and development expense for the second quarter of 2001 increased to $75,000 compared to $0 for the second quarter of 2000. Research and development expense for the six months ended June 30, 2001 increased to $162,000 compared to $0 for the six months ended June 30, 2000. Although the Company's strategy includes outsourcing cleanroom component parts, there has been an increase in demand for several of the Company's component parts related to 300 mm cleanroom technology. As a result, the Company is moving forward in increasing its research and development of 300 mm cleanroom component products. The Company will continue to fund future research and development projects to improve existing products or develop new products as part of its diversification program.

         Depreciation and amortization expense, not included in cost of goods sold, for the three months ended June 30, 2001 increased to $140,000 compared to $107,000 for the three months ended June 30, 2000. Depreciation and amortization expense for the six months ended June 30, 2001 decreased to $235,000 compared to $264,000 for the six months ended June 30, 2000. The increase in depreciation and amortization expense for the three months ended June 30, 2001 is primarily due to depreciation associated with new equipment. The decrease in depreciation and amortization expense for the six months ended June 30, 2001 is primarily due to certain equipment becoming fully depreciated either before or during the period.

         Interest expense for the three months ended June 30, 2001 decreased to $130,000 compared to $223,000 for the three months ended June 30, 2000. Interest expense for the six months ended June 30, 2001 decreased to $270,000 compared to $415,000 for the six months ended June 30, 2000. The decreases in interest expense during both the three and the six months ended June 30, 2001 are primarily the result of a decrease in borrowings against the Company's line of credit through June 30, 2001, compared with borrowings through the same period during 2000.

         Other expense, net was $373,000 for the three months ended June 30, 2001 compared to other income of $11,000 for the three months ended June 30, 2000. Other expense, net was $737,000 for the six months ended June 30, 2001 compared to other income, net of $70,000 for the six months ended June 30, 2000. The other expense, net for the three and six months ended June 30, 2001 resulted from a loss on disposal of equipment and foreign currency transaction losses.

         The provision for income taxes for the periods resulted primarily from the Company's foreign operations. For the three and six months ended June 30, 2001 the foreign operations had income before taxes of approximately $358,000 and $833,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at June 30, 2001 was $5.9 million compared to $7.3 million at December 31, 2000. This includes cash and cash equivalents of $4.3 million at June 30, 2001 and $2.2 million at December 31, 2000. The Company's operations provided $1.8 million of cash during the six months ended June 30, 2001, compared to $2.0 million of cash used in operations during the six months ended June 30, 2000. During the six months ended June 30, 2001, the Company experienced increases in accounts receivable, billings in excess of costs and estimated earnings on contracts in progress and the line of credit.

         In addition, the Company experienced decreases in costs and estimated earnings in excess of billings on contracts in progress, other current assets and inventories during the six months ended June 30, 2001. Included in the decrease in other current assets of approximately $1.7 million was the collection of approximately $1.1 million of a tax refund receivable in Israel.

         During the six months ended June 30, 2001, the Company maintained a revolving line of credit with a domestic bank for the lesser of $4.0 million or the available borrowing base. The interest rate is floating and is computed at prime plus 4.5 percent (11.75% as of June 30, 2001). The line of credit requires monthly payments of interest. The Company had $3,240 in borrowings against the line at June 30, 2001 ($2,603 at December 31, 2000). The line of credit originally expired October 31, 1999 and has been extended several times, most recently through January 31, 2002. The line of credit allows for borrowings equal to 75% of the Company's eligible accounts receivables as determined by the bank. Borrowings are secured by all assets of the Company. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. The most recent amendment included a reduction of the credit line to $3.0 million as of September 1, 2001 and an additional fixed charge loan covenant requiring a ratio of 1.25 to 1.00 on a year-to-date basis. As of June 30, 2001 the Company is in compliance with the new loan covenants. The Company is currently reviewing several financing alternatives.

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

PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

  EXHIBIT                                                                     INCORPORATED BY REFERENCE/
    NO.                           DESCRIPTION                           FILED HEREWITH (AND SEQUENTIAL PAGE #)
----------------    ----------------------------------------    -------------------------------------------------------
      4.5           Articles of Amendment of the Articles       Form 10-Q for the quarter ended June 30, 2001,
                    of Incorporation                            Exhibit 4.5

                  (a)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2002.

                                 DAW TECHNOLOGIES, INC.


                                 By:   /s/ Donald K. McCauley
                                       -----------------------------------------
                                       Donald K. McCauley
                                       Executive Vice President, Chief Financial
                                       Officer, Principal Financial and
                                       Accounting Officer