Form 10-Q
period 2001-09-30
DAW TECHNOLOGIES INC /UT
filed 2002-04-24
CIK 882159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

      or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                                     0-21818
                              ---------------------
                              (Commission File No.)

                             DAW TECHNOLOGIES, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

      UTAH                                                        87-0464280
----------------------                                       -------------------
(State or other                                              (IRS Employer
jurisdiction                                                 Identification No.)
of incorporation or
organization)

                            2700 SOUTH 900 WEST
                        SALT  LAKE CITY, UTAH  84119
                 ------------------------------------------
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (801) 977-3100



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


      As of April 12, 2002, the Registrant had 3,759,303 shares of Common Stock, $0.01 par value, outstanding.

================================================================================

This Form 10-Q is filed in April 2002, along with restated financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, March 31, 2001 and June 30, 2001 as well as for the years ended December 31, 1999 and 2000. This Form 10-Q should be read in conjunction with the Form 10-Q/A's for the periods ended March 31, 2001 and June 30, 2001 and the Form10-K/A for the year ended December 31, 2000.


                             Daw Technologies, Inc.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION...............................................  1


Item 1   Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 2001 and
         December 31, 2000 (unaudited).......................................  1

         Condensed Consolidated Statements of Operations - Three and
         nine months ended September 30, 2001 and 2000 (unaudited)...........  2

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000 (unaudited).......................  3

         Notes to Condensed Consolidated Financial Statements (unaudited)....  5


Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  11


Item 3   Qualitative and Quantitative Disclosures About Market Risk.........  15


PART II OTHER INFORMATION...................................................  15

Item 2.  Changes in Securities and Use of Proceeds..........................  15

Item 6.  Exhibits and Reports on Form 8-K...................................  15

Signatures..................................................................  16

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   Daw Technologies, Inc. and Subsidiaries
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)
                                 (unaudited)

                                                            September 30,  December 31,
ASSETS                                                          2001          2000
                                                            ------------   -----------
CURRENT ASSETS:
   Cash and cash equivalents                                $    3,346     $    2,175
   Restricted cash                                                 730              -
   Accounts receivable, net                                      5,027          7,347
   Costs and estimated earnings in excess
      of billings on contracts in progress                       2,868          6,109
   Inventories, net                                              1,694          1,977
   Deferred income taxes                                            -             425
   Other current assets                                          1,110          2,827
                                                             ------------   -----------
         Total current assets                                   14,775         20,860
PROPERTY AND EQUIPMENT, NET                                      1,518          2,034
DEFERRED INCOME TAXES                                               -           3,364
OTHER ASSETS                                                       734            835
                                                             ------------   -----------
                                                            $   17,027     $   27,093
                                                             ============   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks written in excess of cash                         $        -     $       22
   Accounts payable and accrued liabilities                      6,200          8,868
   Billings in excess of costs and estimated
      earnings on contracts in progress                            868          1,994
   Line of credit                                                1,966          2,603
   Current portion of capital lease obligations                    141             88
                                                             ------------   -----------
         Total current liabilities                               9,175         13,575
CAPITAL LEASE OBLIGATIONS, less current portion                     50             99
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
   3% Series A Redeemable Convertible Preferred Stock,
      authorized 10,000,000 shares of $0.01 par value;
      411 and 465 shares issued and outstanding,
      respectively                                               3,617          4,093
SHAREHOLDERS' EQUITY:
   Common stock, authorized 50,000,000 shares of $0.01
     par value; 3,759,303 and 3,424,018 shares issued
     and outstanding, respectively                                  38             34
   Additional paid-in capital                                   20,364         19,863
   Common stock warrants                                           350            350
   Accumulated deficit                                         (16,154)       (10,560)
   Accumulated other comprehensive loss                           (413)          (361)
                                                             ------------   -----------
         Total shareholders' equity                              4,185          9,326
                                                             ------------   -----------
                                                            $   17,027     $   27,093
                                                             ============   ===========

    See accompanying notes to condensed consolidated financial statements.

                   Daw Technologies, Inc. and Subsidiaries

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share data)
                                 (unaudited)

                                           Three months ended         Nine months ended
                                              September 30,             September 30,
                                         ----------------------    -----------------------
                                            2001        2000          2001         2000
                                         ----------   ---------    ----------   ----------
Revenue, net                             $  6,799     $ 11,198     $  33,847    $  40,975
Cost of goods sold                          5,778        9,702        30,416       36,321
                                         ----------   ---------    ----------   ----------
        Gross profit                        1,021        1,496         3,431        4,654
                                         ----------   ---------    ----------   ----------
Operating expenses:
   Selling, general and                       946          888         3,031        3,267
    administrative
   Research and development                    86            -           249            -
   Depreciation and amortization               97          101           332          365
                                         ----------   ---------    ----------   ----------

                                            1,129          989         3,612        3,632
                                         ----------   ---------    ----------   ----------

        Income (loss) from operations        (108)         507          (181)       1,022
Other income (expense):
   Interest expense                           (84)        (151)         (354)        (566)
   Other, net                                 (12)         310          (749)         381
                                         ----------   ---------    ----------   ----------
                                              (96)         159        (1,103)        (185)
                                         ----------   ---------    ----------   ----------

        Income (loss) before
         provision for income taxes          (204)         666        (1,284)         837
Provision for income taxes                  3,767          336         4,199          587
                                         ----------   ---------    ----------   ----------

        NET INCOME (LOSS)                $ (3,971)    $    330     $  (5,483)   $     250
                                         ==========   =========    ==========   ==========

Net income (loss) per common share:
   Basic                                 $  (1.06)    $   0.09     $   (1.51)   $   (0.73)
   Diluted                                  (1.06)        0.09         (1.51)       (0.73)

Weighted-average common shares
  outstanding:
   Basic                                  3,759,303  3,374,172     3,704,076    3,274,475
   Diluted                                3,759,303  3,621,235     3,704,076    3,274,475

    See accompanying notes to condensed consolidated financial statements.

                   Daw Technologies, Inc. and Subsidiaries

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except share data)
                                 (unaudited)

                                                          Nine months ended
                                                            September 30,
                                                        ---------------------
                                                           2001       2000
                                                        ---------- ----------
Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities:
     Net income (loss)                                  $ (5,483)  $    250
     Adjustments to reconcile net income (loss) to
      net
      cash provided by operating activities:
        Depreciation and amortization                        710        988
        Loss (gain) on disposal of property and              195       (744)
         equipment
        Provision for losses on accounts                     292         36
         receivable
        Deferred income taxes                              3,789        382
        Changes in current assets and
         liabilities:
         Restricted cash                                    (730)         -
         Accounts receivable                               1,993        908
         Costs and estimated earnings in excess
           of billings on contracts in progress            3,157     (2,660)
         Inventories                                         275        428
         Other assets                                      1,688        287
         Accounts payable and accrued liabilities         (2,666)       163
         Billings in excess of costs and estimated
           earnings on contracts in progress              (1,101)     1,135
                                                        ---------- ----------

   Net cash provided by operating activities               2,119      1,173
                                                        ---------- ----------

   Cash flows from investing activities
     Purchase of property and equipment                    (183)      (162)
     Proceeds from sale of property and                       -        183
      equipment
     Proceeds from sale of net assets                         -        526
                                                        ---------- ----------
   Net cash provided by investing activities            $  (183)   $   547
                                                        ---------- ----------

    See accompanying notes to condensed consolidated financial statements.

                   Daw Technologies, Inc. and Subsidiaries

                      (in thousands, except share data)
                                 (unaudited)

                                                          Nine months ended
                                                            September 30,
                                                        ---------------------
                                                           2001       2000
                                                        ---------- ----------
Increase (decrease) in cash and cash equivalents

Cash flows from financing activities:
     Decrease in checks written in excess of             $     (22)       (248)
      cash in bank
     Net change in line of credit                             (637)     (1,753)
     Proceeds from issuance of stock                             -       5,036
     Payments on capital lease obligations                     (88)       (376)
                                                         ----------  ----------
   Net cash provided by (used in) financing activities        (747)      2,659
                                                         ----------  ----------
   Effect of foreign exchange rates on cash and cash
   equivalents                                                 (18)         28
                                                         ----------  ----------
   Net increase in cash and cash equivalents                 1,171       4,407
Cash and cash equivalents at beginning of period             2,175         296
                                                         ----------  ----------
Cash and cash equivalents at end of period               $   3,346   $   4,703
                                                         ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
     Interest                                            $     343     $   566

NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2001 and 2000, 54 and 8 shares of Series A Redeemable Convertible preferred stock with a carrying amount of $475 and $70 were converted into 327,312 and 27,778 shares of common stock, respectively.

During the nine months ended September 30, 2001, 7,973 and 303 shares of common stock with a carrying amount of $30 and $1 were issued as part of a preferred stock dividend, respectively.

During the nine months ended September 30, 2001, the Company entered into capital leases of $92.

The Company accrued dividends of $61 on its 3% Series A convertible preferred stock.

The Company recorded an imputed dividend of $2,593 from the beneficial conversion feature on its 3% Series A convertible preferred stock.

The Company converted $71 of its 3% of Series A convertible preferred stock into Common Stock.

Capital lease obligations of $39 for property and equipment acquisitions were incurred.

    See accompanying notes to condensed consolidated financial statements.

                   Daw Technologies, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except share data)
                                 (unaudited)

1.    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Daw Technologies, Inc. and Subsidiaries (the "Company" or "Daw") in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These financial statements and footnote disclosures in this Form 10-Q for the three and nine months ended September 30, 2001 should be read in conjunction with the Company's annual report on Form 10-K/A, as amended for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries, Daw Technologies Europe Ltd., which was organized in 1999, Daw Technologies France, which was organized in 2000, and Translite Systems, Inc., (inactive) which was organized in 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE AND COST RECOGNITION

Revenue for construction contracts is recognized using the percentage-of-completion method based upon a ratio of costs incurred to date to total estimated costs to complete the contract. Revenue recognition begins when progress is sufficient to estimate final results with reasonable accuracy. Contract costs include all direct and indirect labor and related benefits, direct materials, subcontractor costs and allocated overhead costs. Revenue related to change orders in the scope of a contract are recognized when the customer has authorized the change, the work is commenced and the Company has made an estimate of the amount that is probable of being paid for the change. During the course of contract work, revisions in estimated total contract revenue and costs are recorded when the facts requiring the revisions become known.

Costs attributable to contract penalties, claims or disputes and provisions for estimated losses on uncompleted contracts are recorded in the period in which they are determined. It is reasonably possible that estimates related to contracts will change in the near term.

Contracts with customers generally provide that billings are to be made in amounts which are commensurate with the extent of performance under the contracts. Contract receivables arise principally from the balance of amounts due on progress billings on jobs under construction. Retentions on contract receivables are amounts due on progress billings, which are withheld until the completed project has been accepted by the customer. Typically these retentions are 5 to 10 percent of the amount billed.

Costs and estimated earnings in excess of billings on contracts in progress primarily represent revenue earned under the percentage of completion method which has not been billed, and also include costs incurred in excess of the billings on contracts for which sufficient work has not been performed to allow for the recognition of revenue. Billings in excess of costs and estimated earnings on contracts in progress represent amounts billed on contracts in excess of the revenue allowed to be recognized under the percentage of completion method on those contracts.

The Company recognizes revenue on its other product sales and contract manufacturing services when the product is shipped and title passes to the customer or when the services are performed.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001. It requires that all business combinations use the Purchase Method of Accounting. Goodwill will continue to be initially recognized as an asset in the financial statements and goodwill will be measured as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. An intangible asset acquired in a business combination is recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. The provisions of SFAS 141 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS 141 beginning on January 1, 2002. The adoption of SFAS 141 will not have a material effect on the Company's results of operations, financial position or liquidity.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. A recognized intangible asset is amortized over its useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). A recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be finite. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning on January 1, 2002. At December 31, 2001, the Company had no goodwill.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans on adopting SFAS 143 beginning on January 1, 2003. The Company believes that the adoption of SFAS 143 will not have a material effect on the Company's results of operations, financial position or liquidity.

In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121. SFAS 144 replaces both SFAS 121 and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", so that only one accounting model exists for the disposal of long-lived assets. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are to be applied prospectively. The Company will adopt SFAS 144 beginning on January 1, 2002. The Company believes that the adoption of SFAS 144 will not have a material effect on the Company's results of operations, financial position or liquidity.

3.    NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per common share ("Basic EPS") excludes dilution is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share ("Diluted EPS") reflects the potential dilution that could occur if common stock equivalents were converted into common stock.

The following data shows the shares used in computing net income (loss) per common share including the effect on net income (loss) for preferred stock dividends and the beneficial conversion feature associated with preferred stock. For 2000, net income applicable to common stock includes a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 3% Redeemable Convertible Series A preferred stock. The beneficial conversion feature was computed on the date of issuance as the difference between the market value of the common stock into which the Series A preferred stock can be converted and the value assigned to the Series A preferred stock in the private placement. The imputed dividend is a non-cash charge decreasing the net income per common share. The following data also show the weighted average number of shares and rights to acquire shares with dilutive potential.

                                      Three months ended          Nine months ended
                                         September 30,              September 30,
                                   ------------------------    -----------------------
                                      2001          2000         2001          2000
                                   -----------   ----------   ----------    ----------
Net income (loss)                  $   (3,971)   $      330   $  (5,483)    $     250

Imputed dividends from
 beneficial conversion
 feature of preferred stock                 -             -           -        (2,593)

Dividends on preferred stock              (31)          (36)       (111)          (61)
                                   -----------   -----------  ----------    ----------

Net income (loss) applicable to
common shareholders                $  (4,002)    $      294   $  (5,594)    $  (2,404)
                                   ===========   ==========   ==========    ==========

Weighted average number of
 common shares used in basic EPS     3,759,303    3,374,172    3,704,076     3,274,475

Dilutive effect of stock options             -       13,790            -             -

Dilutive effect of warrants                  -            -            -             -

Dilutive effect of preferred
stock                                        -      233,273            -             -
                                   ===========   ==========   ==========    ==========

Weighted average number of
common shares and dilutive
potential common shares used in
diluted EPS                         3,759,303     3,621,235    3,704,076     3,274,475
                                   ===========   ==========   ==========    ==========

For the three and nine month periods ended September 30, 2001 and for the nine months ended September 30, 2000, all stock options, warrants and preferred stock outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

4.    LINE OF CREDIT

During the nine months ended September 30, 2001, the Company maintained a revolving line of credit with a domestic bank for the lesser of $3.0 million or the available borrowing base. The interest rate is variable and is computed at prime plus 4.5% (11.75% as of September 30, 2001). The line of credit requires monthly payments of interest. The Company had $1,966 in borrowings against the line of credit at September 30, 2001 ($2,603 at December 31, 2000). The line of credit originally matured on October 31, 1999 and has been extended several times. The line of credit allows for borrowings equal to 75% of the Company's eligible accounts receivable as determined by the bank. Borrowings are secured by all assets of the Company. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. The most recent amendment included a reduction of the credit line to $3.0 million as of September 1, 2001 and an additional fixed charge loan covenant requiring a ratio of 1.25 to 1.00 on a year-to-date basis. As of September 30, 2001, the Company was not in compliance with the loan covenants. The Company was able to obtain an extension of the line of credit through January 1, 2003, however, at the time of the extension, the bank was unaware of the loan covenant violations and did not have access to the restated financial statements. If the bank were to require the immediate repayment of this line of credit, the Company would be forced to seek alternative sources of financing which may not be available to the Company or may only be available on terms that are not acceptable to the Company.

5.    SEGMENT INFORMATION

The Company has two reportable segments for the three and nine months ended September 30, 2001, namely 1) cleanrooms and related products and 2) other manufactured goods. The Company evaluates performance of each segment based on earnings or loss from operations. The Company's reportable segments are similar in manufacturing processes and are tracked similarly in the accounting system. The manufacturing process for each segment uses the same manufacturing facilities and overhead is allocated similarly to each segment. It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities, and manufacturing overhead.

Segment information for the cleanrooms and related products and other manufactured goods are as follows:

                                        Three months                Nine months
                                     Ended September 30,         Ended September 30,
                                   ------------------------    -----------------------
                                      2001          2000         2001          2000
                                   -----------   ----------   ----------    ----------
  Revenue, net
      Cleanrooms and related
        products                   $     4,225   $    8,967   $   25,916    $   29,818
      Other manufactured
        goods and services               2,574        2,231        7,931        11,157
                                   -----------   ----------   ----------    ----------
           Totals                  $     6,799   $   11,198   $   33,847    $   40,975
                                   ===========   ==========   ==========    ==========
  Income (loss) from
    operations:
      Cleanrooms and related
        products                   $      (172)  $      759   $     (100)   $    2,980
      Other manufactured
        goods and services                  64         (252)         (81)       (1,958)
                                   -----------   ----------   ----------    ----------
           Totals                  $      (108)  $      507   $     (181)   $    1,022
                                   ===========   ==========   ==========    ==========

                                 September 30,  December 31,
                                      2001          2000
                                 -------------  -------------
  Total assets:
      Cleanrooms and related
        products                   $    12,259   $   19,528
      Other manufactured
        goods and services               1,672        1,712
      Manufacturing and
        corporate assets                 3,096        5,853
                                   -----------   ----------
           Totals                  $    17,027      $27,093
                                   ===========   ==========

6.    INCOME TAXES

As of September 30, 2001, the Company has a valuation allowance of approximately $6.7 million against the entire net deferred tax asset. This resulted in an increase to the valuation allowance and the provision for income taxes of approximately $3.8 million for the three months ended September 30, 2001. The valuation allowance was recorded given the losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred tax assets.

7.    COMPREHENSIVE INCOME (LOSS)

The following table reports comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000:

                                                         Three months ended
                                                            September 30,

                                                          2001        2000
                                                       ----------  ----------
     Net income (loss)                                 $  (3,971)  $     330
     Foreign currency translation adjustment                  34           -
                                                       ----------  ----------

       Comprehensive income (loss)                     $  (3,937)   $    330
                                                       ==========  ==========

                                                          Nine months ended
                                                            September 30,

                                                          2001        2000
                                                       ----------  ----------
     Net income (loss)                                 $  (5,483)  $     250
     Foreign currency translation adjustment                 (52)       (276)
                                                       ----------  ----------

       Comprehensive loss                              $  (5,535)  $     (26)
                                                       ==========  ==========

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


RESULTS OF OPERATIONS (Data in the tables are in thousands)

Selected Financial Information

                                     Three months ended           Nine months ended
                                        September 30,                September 30,
                                   ------------------------    -----------------------
                                      2001          2000         2001          2000
                                   -----------   ----------   ----------    ----------
Revenue, net...................... $     6,799   $   11,198   $   33,847    $   40,975
Gross profit......................       1,021        1,496        3,431         4,654

Operating expenses................       1,129          989        3,612         3,632

Net income (loss)................  $    (3,971)  $      330   $   (5,483)   $      250

                                   September 30,    December 31,
                                       2001             2000
                                   -------------    ------------
BALANCE SHEET DATA:
Cash and cash equivalents.....       $   3,346       $   2,175
Working capital...............           5,600           7,285
Total assets..................          17,027          27,093
Total liabilities.............           9,225          13,674
Redeemable preferred stock....           3,617           4,093
Total shareholders' equity....           4,185           9,326

DISCUSSION

      Revenue for the three months ended September 30, 2001 decreased by 39.3% to $6.8 million compared to $11.2 million for three months ended September 30, 2000. Revenue for the nine months ended September 30, 2001 decreased by 17.4% to $33.8 million compared to $41.0 million for the nine months ended September 30, 2000. The decrease in revenue is primarily attributable to a decrease in capital spending by the semiconductor industry caused by a severe downturn in the semiconductor that began the first of 2001. The downturn has resulted in fewer large cleanroom-related contract awards during the first nine months of 2001. During the first nine months of 2001 the Company's customers were building fewer large cleanroom-related facilities in lieu of more numerous smaller facilities.

      Gross profit for the third quarter of 2001 decreased by 31.8% to $1.0 million from a gross profit of $1.5 million for the third quarter of 2000, but increased as a percentage of revenue to 15.0% for the third quarter of 2001 from 13.4% for the third quarter of 2000. Gross profit for the nine months ended September 30, 2001 decreased by 26.3% to $3.4 million from a gross profit of $4.7 million for the nine months ended September 30, 2000 and decreased as a percentage of revenue to 10.1% for the nine months ended September 30, 2001 from 11.4% for the nine months ended September 30, 2000.

      The recent downturn in capital spending by the semiconductor industry resulted in a price competitive bidding environment as well as fewer large cleanroom projects to bid. The Company is continuing to pursue the outsourcing of cleanroom component parts where such outsourcing will allow it to offer its customers a wider range of cleanroom solutions at competitive prices. Management hopes that this strategy will enable the Company to be more flexible in the current environment.

      The Company is also continuing its efforts to develop revenues from sources outside of the semiconductor industry by applying its product and engineering expertise in advanced custom metal fabrication, airflow systems and composite panel production. The Company may experience cost inefficiencies due to ramp-up costs as a variety of non-semiconductor products are evaluated and tested. However, it is the Company's objective to identify, manufacture and sell other products that have high gross profit margin potential.

      Selling, general and administrative expenses for the third quarter of 2001 increased by 6.5% to $946,000 compared to $888,000 for the third quarter of 2000, and increased as a percentage of revenue to 13.9% for the third quarter of 2001 from 7.9% for the third quarter of 2000. The increase resulted from additional provisions for losses on receivables. For the nine months ended September 30, 2001, selling, general and administrative expenses decreased by 7.2% to $3.0 million compared to $3.3 million for the nine months ended September 30, 2000, but increased as a percentage of revenue to 9.0% for the nine months ended September 30, 2001 from 8.0% for the nine months ended September 30, 2000. The decrease was a result in the Company's continued efforts to manage and reduce its operating cost structure offset by an increase in the provision for losses on receivables.

      Research and development expense for the third quarter of 2001 increased to $86,000 compared to $0 for the third quarter of 2000. Research and development expense for the nine months ended September 30, 2001 increased to $249,000 compared to $0 for the nine months ended September 30, 2000. Although the Company's strategy includes outsourcing cleanroom component parts, there has been an increase in demand for several of the Company's component parts related to 300 mm cleanroom technology. As a result, the Company is moving forward in increasing its research and development of 300 mm cleanroom component products. The Company will continue to fund future research and development projects to improve existing products or develop new products as part of its diversification program.

      Depreciation and amortization expense, not included in cost of goods sold, for the three months ended September 30, 2001 decreased 4.0% to $97,000 compared to $101,000 for the three months ended September 30, 2000. Depreciation and amortization expense for the nine months ended September 30, 2001 decreased 9.0% to $332,000 compared to $365,000 for the nine months ended September 30, 2000.

The decrease in depreciation and amortization expense for the three and nine months ended September 30, 2001 is primarily due to certain equipment becoming fully depreciated either before or during the period.

      Interest expense for the three months ended September 30, 2001 decreased 44.4% to $84,000 compared to $151,000 for the three months ended September 30, 2000. Interest expense for the nine months ended September 30, 2001 decreased 37.5% to $354,000 compared to $566,000 for the nine months ended September 30, 2000. The decreases in interest expense during both the three and the nine months ended September 30, 2001 are primarily the result of a decrease in borrowings against the Company's line of credit through September 30, 2001, compared with borrowings through the same period during 2000.

      Other expense, net was $12,000 for the three months ended September 30, 2001 compared to other income, net of $310,000 for the three months ended September 30, 2000. Other expense, net was $749,000 for the nine months ended September 30, 2001 compared to other income, net of $381,000 for the nine months ended September 30, 2000. Other expense, net for the 2001 periods relates primarily to foreign currency transaction losses and losses on disposal of equipment. The amounts for the 2000 periods relates primarily to gains on the disposal of equipment.

      Provision for income taxes was $3.8 million for the three months ended September 30, 2001 compared to $336,000 for the three months ended September 30, 2000. Provision for income taxes was $4.2 million for the nine months ended September 30, 2001 compared to $587,000 for the nine months ended September 30, 2000. The provision for taxes for the three and nine months ended September 30, 2001 include a $3.8 million charge related to increasing the valuation allowance on deferred tax assets. As of September 30, 2001, the Company had recorded a valuation allowance against its entire deferred tax assets given the losses incurred and uncertainty regarding realizability.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital at September 30, 2001 was $5.6 million compared to $7.3 million at December 31, 2000. This includes cash and cash equivalents of $3.3 million at September 30, 2001 and $2.2 million at December 31, 2000. The Company's operations provided $2.1 million of cash during the nine months ended September 30, 2001, compared to $1.1 million of cash provided by operations during the nine months ended September 30, 2000. During the nine months ended September 30, 2001, the Company experienced decreases in accounts receivable, costs and estimated earnings in excess of billings on contracts in progress, inventories and other current assets.

      During the nine months ended September 30, 2001, the Company maintained a revolving line of credit with a domestic bank for the lesser of $3.0 million or the available borrowing base. The interest rate is floating and is computed at prime plus 4.5% (11.75% as of September 30, 2001). The line of credit requires monthly payments of interest. The Company had $2.0 million in borrowings against the line at September 30, 2001. The line of credit originally expired October 31, 1999 and has been extended several times. The line of credit allows for borrowings equal to 75% of the Company's eligible accounts receivable as determined by the bank. Borrowings are secured by all assets of the Company. The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters. The most recent amendment included a reduction of the credit line to $3.0 million as of September 1, 2001 and an additional fixed charge loan covenant requiring a ratio of 1.25 to 1.00 on a year-to-date basis. As of September 30, 2001 the Company was in compliance with the new loan covenants. However, as of the filing of this Form 10-Q in April 2002, the Company was not in compliance with the loan covenants. The Company was able to obtain an extension of the line of credit through January 2003, however, at the time of the extension, financial statements were not available and therefore, the bank was unaware of the loan covenant violations. If the bank were to require the immediate repayment of this line of credit, the Company would be forced to seek alternative sources of financing which may not be available to the Company or may only be available on terms that are not acceptable to the Company.

      In addition, the holders of the outstanding Series A preferred stock have the right to require the Company to redeem their shares of preferred stock as a result of the Company's suspension of trading and delisting from Nasdaq. The Company is appealing this delisting. Management has been in frequent communication with the holders of the Series A preferred stock and to date the preferred shareholders have not demanded redemption. The Company does not have adequate capital resources to redeem all or a significant portion of the Series A preferred stock.

      A further discussion of the Company's current liquidity is contained in the Company's Form 10-K for the year ended December 31, 2001 which is being filed concurrently with this Form 10-Q.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      The Company is exposed to interest rate changes primarily in relation to its revolving credit line debt with a bank. The fair value of the Company's total revolving credit line debt at September 30, 2001 was $2.0 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at September 30, 2001. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.


PART II - OTHER INFORMATION

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (a)   Exhibits

                  None

            (a)   Reports on Form 8-K.

                  A report of Form 8-K was filed on August 15, 2001, reporting that the Company had dismissed Grant Thornton LLP as its independent audit firm for the year ending December 31, 2001, and that it had engaged Arthur Andersen LLP as its independent audit firm for that period.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2002.

                              DAW TECHNOLOGIES, INC.


                              By:   /s/ Donald K. McCauley
                                    --------------------------------------
                                    Donald K. McCauley
                                    Executive Vice President and Chief
                                    Financial Officer -
                                    (Principal Financial and Accounting Officer)