Form 10-K
period 2001-12-31
DAW TECHNOLOGIES INC /UT
filed 2002-04-24
CIK 882159

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________________ to ____________________

                         Commission File Number 0-21818

                             DAW TECHNOLOGIES, INC.
           (Exact Name of the Registrant as Specified in its Charter)

                  UTAH                                   87-0464280
                  ----                                   ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                               2700 South 900 West
                           Salt Lake City, Utah 84119
          (Address of principal executive offices and telephone number)

       Registrant's telephone number, including area code: (801) 977-3100

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 Par Value
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / / NO /X/

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing sale price of the common stock on the Nasdaq National Market System on November 19, 2001, the date on which trading of the Registrant's common stock was suspended pending the filing by the Registrant of its quarterly report on Form 10-Q for the quarter ended September 30, 2001, was approximately $2,900,000. Shares of common stock held by each officer and director and by each person who may be deemed an affiliate have been excluded.

         As of April 12, 2002, the Registrant had 3,759,303 shares of Common Stock, $0.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on or before April 30, 2002 are incorporated by reference into Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

PART I    ......................................................................................................  1

Item 1.   BUSINESS..............................................................................................  1

Item 2.   PROPERTIES............................................................................................  7

Item 3.   LEGAL PROCEEDINGS.....................................................................................  7

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................  7

PART II   ......................................................................................................  7

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.................................  7

Item 6.   SELECTED FINANCIAL DATA...............................................................................  8

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................  9

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................ 18

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................... 18

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................. 18

PART III  ...................................................................................................... 18

Item 10, 11, 12 and 13.......................................................................................... 18

PART IV   ...................................................................................................... 19

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................................... 19

SIGNATURES...................................................................................................... 21

FINANCIAL STATEMENTS............................................................................................F-1

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

                                     PART I

ITEM 1.    BUSINESS.

INTRODUCTION

         Daw Technologies, Inc. (the "Company") is a global supplier of ultra-clean manufacturing environments, or cleanrooms, primarily to microelectronics manufacturers, but also to customers in the pharmaceutical, biotechnology and food processing industries. In addition to selling cleanroom components and installation services separately, the Company also offers an integrated approach to cleanroom installation, meaning that the Company provides all services and products necessary to deliver finished cleanroom facilities to its customers. Specifically, the Company provides, either separately or as part of an integrated package, architectural engineering and design, manufacturing, installation, construction, project management, testing, certification, tool fit-up, and continuing on-site service and support for cleanrooms. The Company also designs, engineers, manufactures, and services certain principal component systems for advanced cleanrooms. The Company also designs, engineers and manufactures environmentally controlled mini-environments, primarily for use in the microelectronics, pharmaceutical and biotechnology industries.

         Ultra-clean and controlled environments are critical to a rapidly growing segment of advanced production and manufacturing processes, particularly with respect to microelectronics, pharmaceuticals, and biotechnology products. Quality and process yields are highly dependent upon controlling contamination levels and other environmental variables. These variables include particulate and molecular contamination, humidity, gases, vibration, temperature and electro-magnetic fields. To be competitive, advanced manufacturers must meet increasingly stringent standards for cleanliness and environmental control in their fabrication facilities ("fabs"), laboratories and production facilities.

         The Company markets its cleanrooms and mini-environments through a direct sales force to customers building new fabs or renovating existing facilities, and to suppliers of process and testing tools. The Company has sales offices in Salt Lake City, Austin, and Atlanta in the U.S., and in Scotland, England, France, Israel and Mexico. The Company's customers include many of the world's leading microelectronics and pharmaceutical manufacturers and capital equipment suppliers. The Company's business is global, with most of its revenue generated in North America and Europe.

         In prior years the Company also derived material revenue from operations in Asia. However, for a variety of business reasons, at the end of 1999 the Company ceased operations in Asia and sold its Asian assets to a former employee. As part of the sale of the Asian operations, the Company signed a non-compete agreement in which it agreed not to do business in Asia until the end of 2000. Upon the expiration of the non-compete agreement, the Company began to develop a business plan for Asia. In the first quarter of 2001, the Company signed a letter of intent to form a joint venture in the People's Republic of China. However, one of the Company's intended joint venture partners developed a conflict of interest, and it is now unlikely that the joint venture will proceed as planned. The Company continues to explore business relationships with other parties in China, including license arrangements as well as possible joint ventures.

         In addition to its cleanroom and mini-environment business, the Company also provides high precision contract manufacturing services on an original equipment manufacturer ("OEM") basis for various customers. This includes a broad range of services for a diverse mix of customers. The Company's contract manufacturing services include design and prototyping, fabrication, metal forming, assembly and specialized painting.

INDUSTRY BACKGROUND

         The rapid pace of advances in microelectronics technology, particularly with respect to semiconductors, has led to shorter product and facility life cycles. To bring new microelectronics products to market more rapidly, manufacturers seek to compress design and construction lead times for new fabs. As feature sizes shrink and as wafer size, chip densities and the number of process steps increase, environmental variables must be stringently controlled. Slight deviations in key environmental parameters, most of which are controlled within the cleanroom, can negatively affect product yields. Achieving higher yields is the motivating force behind many of the progressively more rigorous cleanroom standards for semiconductor fabs. The Company's pharmaceutical and biotechnology customers are also driven to more rigorous standards by ever increasing regulatory requirements.

         To meet the functional specifications required for these cleanrooms, each part of the cleanroom must meet stringent technical requirements, and all systems must be precisely integrated. In addition to the basic requirements for contamination control, cleanrooms must function seamlessly as part of the overall production process. The cleanroom envelope might be viewed as a process tool in the same manner as the lithography tools, deposition tools, etching tools and other equipment inside the cleanroom.

         In addition to selling cleanroom design and installation services, and cleanroom component products, on a stand alone basis, the Company is one of only a handful of companies worldwide that offers a fully integrated, or turnkey, approach to cleanroom design and installation. This integrated approach incorporates innovation, proprietary technology, design, engineering, product development, installation, testing, and ongoing customer support and services. In contrast to the traditional approach, the Company believes that its integrated cleanroom approach can provide customers with greater flexibility and project control by reducing the number of vendors, subcontractors and suppliers and simplifying coordination of the project. Historically, most of the Company's revenue has been generated from semiconductor manufacturers. The semiconductor segment of the industry has been very cyclical in nature and has seen sudden and dramatic changes in demand for its products. Capital spending by semiconductor manufacturers closely follows the trend in the demand for semiconductor products. As such semiconductor sales rise or fall, so too does capital spending. To lessen the effects of rapid and sudden cycle changes brought on by changes in the demand for semiconductors, the Company has been diversifying beyond its historic core business of designing and installing cleanrooms to semiconductor manufacturers. The Company's diversification efforts have included
(a) diversifying into other markets such as disk drive and flat panel display manufacturing, pharmaceutical research, development and production, microelectronics and biotechnology; (b) diversifying its product mix to include mini-environments and products that may complement the Company's cleanroom technology but that are unrelated to cleanrooms, such as air doors; and (c) diversifying geographically to take advantage of geographic differences in the cyclical nature of the various industries in which the Company is involved. Nevertheless, the semiconductor industry continues to represent the majority of the Company's business, although the pharmaceutical and biotechnology industries are becoming much more important, particularly in Europe.

COMPANY STRATEGY

         The Company's stated mission is to provide customer-focused solutions to its customers. The Company's strategy for providing customer-focused solutions includes the following elements:

         BUILD LONG-TERM CUSTOMER RELATIONSHIPS. Most of the Company's cleanroom revenue is derived from sales to customers who recognize the quality of products and services provided by the Company. The Company's marketing strategy is focused on building long-term relationships with these customers, their architectural and engineering firms, general contractors and other parties involved in the cleanroom project. The Company also seeks to expand its base of existing customers. Building on such existing relationships also often results in the Company being asked to provide more products and services to a cleanroom project than it otherwise would be asked to provide, thus increasing the Company's revenue per fab.

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

         EXPAND INTERNATIONAL BUSINESS. Although the majority of the Company's revenue have been generated from projects in the regions of North America and Europe, the Company believes there are significant opportunities for expansion in other parts of the world, most notably in Asia, the Asian Pacific Rim, Mexico and portions of South America.

         MAINTAIN TECHNOLOGICAL LEADERSHIP. The Company believes innovation and technological capability are significant factors in the sale of cleanroom solutions. The Company seeks to develop technologically advanced solutions to its customers' evolving needs. Many major new cleanrooms designed by the Company are customized in some way to meet the manufacturer's needs. This customer-driven innovation allows the Company to regularly improve its systems to respond to evolving industry requirements. In addition, the Company seeks to expand its business through strategic relationships, joint ventures and acquisitions and to extend its business to related industry segments if appropriate.

         DIVERSIFICATION OF REVENUE BASE. To reduce the Company's dependence on the highly cyclical semiconductor industry, the Company has been diversifying its operations and pursuing multiple revenue sources from new products and industries and in new geographic areas. The Company is diversifying its efforts into industries other than semiconductors, such as pharmaceuticals, disk drive and flat panel display manufacturing, food processing, etc. The Company also seeks to obtain more of its revenues from non-cleanroom sources by applying its product and engineering expertise in custom metal fabrication, airflow systems, and other OEM contract manufacturing opportunities. In addition, the Company is diversifying its operations geographically. Specifically, in December 2001, the Company established Daw Mexico S.de R.L. de C.V., a wholly owned subsidiary in Guadalajara, Mexico, and during the last few years the Company has aggressively expanded its European operations. The Company is also actively developing a strategy to re-enter the Asian market, most likely through either a license or a joint venture arrangement.

         FOCUS ON CUSTOMERS WHO VALUE INTEGRATED, OR TURNKEY, SOLUTIONS. Management believes that the Company's ability to provide a fully integrated turnkey solution to a customer's cleanroom requirements is of great value to many customers. The integrated solution approach provides the customer with a great deal of flexibility while simplifying for the customer the process of designing and installing a cleanroom facility. Although the Company also provides a full range of separate products and services, the Company intends to continue to focus much of its sales and marketing efforts on those customers who would benefit from a fully integrated or turnkey solution.

CLEANROOM SYSTEMS AND SERVICES

         The design and installation of cleanroom systems is highly technical. Some of the important measures that must be considered in cleanroom design are: the "room class" which defines the allowed number of particles per cubic foot of air, the number of "air changes," which is the number of times per minute the air in the room is completely replaced, and the room "recovery rate," which is the amount of time it takes for the room to become clean following contamination. It is also essential that airflow through the cleanroom is unidirectional, where air flows through all areas in essentially straight vertical paths, avoiding vortices and eddies that could trap particles. For example, a Class 1 cleanroom is a cleanroom that permits on average only one particle larger than a specified size, typically 0.12 micron in size, for every cubic foot of air space. Most of the Company's contracts involve cleanrooms that are Class 10,000 or cleaner.

         The cleanroom must also be designed to accommodate process-manufacturing equipment including piping and wiring, and permit the movement of materials and personnel without compromising function or cleanliness. Cleanrooms are designed to also control humidity, gasses, noise, vibrations, temperature, electromagnetic fields, and other environmental variables.

         Each component of the cleanroom plays an important role. The cleanroom consists of special high-performance air handling systems, ceiling modules and highly efficient filters, wall partitions, raised-access flooring and state-of-the-art control systems. These systems provide a continuous flow of ultrafiltered air from the ceiling to the floor to flush out particles and other contaminants. Air pressure is also regulated to keep contaminated air out of a cleanroom or to prevent cross-contamination.

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

         CLEANROOM SERVICES

         The Company offers the following services related to the design, installation and ongoing servicing of cleanrooms:

         DESIGN AND ENGINEERING. The Company seeks to become involved in cleanroom design at an early stage of the fab design process. The Company has a design team of in-house architects, engineers and designers to provide cleanroom systems to meet customers' specific requirements. The principal component systems of the Company's cleanroom are designed for rapid modification and quick expansion, providing flexibility in cleanroom configuration to meet the changing needs of its customers.

         MINI-ENVIRONMENTS. The Company, through its Intelligent Enclosures ("IE") business unit, provides design, engineering, manufacturing, and installation services for critical environment applications such as mini-environments and process isolators for advanced manufacturing applications in the microelectronics, pharmaceutical, biotech, and other industrial markets. IE is a fully integrated resource for advanced environmental control requirements in and around critical production processes including molecular contamination, temperature, humidity, and particulate control. IE is capable of providing prototyping and computer modeling services including computational fluid dynamics, finite element analysis and three-dimensional rendering. IE's unique full scope integration includes best in class in-house manufacturing capabilities for all metal fabrication and finishing processes.

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

CUSTOMERS

         The Company's principal cleanroom customers are world-class semiconductor and other microelectronics manufacturers. The Company has sold its component systems to, and has constructed cleanrooms for, many of the world's leading semiconductor and microelectronics manufacturers. A major component of the Company's strategy is to continue to develop long-term strategic relationships with such companies in order to maximize revenue per fab, while at the same time developing relationships with manufacturers in other related fields.

         Because of the nature of the Company's business and the size of contracts it enters into with its customers, the Company typically has had one to three customers in each year that account for more than 10% each of revenue. Customers that account for a significant amount of revenue in one year, however, do not necessarily remain significant in subsequent years. In its strategy to diversify into businesses utilizing its core competencies and technologies, a variety of business opportunities may arise for the Company. Because of various factors related to market dynamics, the product and customer mix involved in the Company's diversification strategy may be modified from time to time.

SALES AND MARKETING

         The Company has sales offices in Scotland, England and France to serve the European market. The Company also has sales offices located in Salt Lake City, Atlanta and Austin that serve the North American market, and in December 2001 the Company opened an office in Mexico to service the growing market in Mexico and South America. In February 2002, the sole employee in the Mexico office left the Company, and as of April 12, 2002, the Mexico office is not presently staffed on a full time basis. The Company is presently looking for a candidate to replace the departed employee. In the meantime, sales efforts in Mexico and South America are being handled out of the Salt Lake City office. In addition, the Company has project site offices in various locations and at various times throughout the United States and Europe. Sales are generally accomplished by building working relationships with microelectronics manufacturers as well as architectural and engineering firms, industry consultants, construction management companies and general contractors specializing in the industry.

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

INTELLECTUAL PROPERTY

         The Company currently holds 12 United States patents with respect to various aspects of its cleanroom wall systems, floor systems, air handling systems and cleanroom structure. The patents expire at various times from May 2004 through January 2015. The Company will continue to file patent applications where appropriate to protect its proprietary technologies and to increase the barriers to entry for potential competitors. Although the Company's patents have some value, the Company believes that the success of its business depends more on continued product development and innovation, technical expertise, and know-how of its personnel and other factors. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide competitive advantages to the Company.

         The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

MANUFACTURING

         The Company's Salt Lake City facility manufactures certain of the cleanroom components sold to cleanroom customers. Other cleanroom components designed by the Company, or that bear the Company's name, are manufactured by others under the direction of the Company. The Company continues to actively seek appropriate cost saving opportunities to outsource the manufacture of the Company's cleanroom components, provided that the quality of the final products is not compromised. For example, several state-of-the-art manufacturing facilities in Asia can manufacture high precision products such as the Company's proprietary cleanroom components at a much lower cost than those products can be manufactured in the United States. Outsourcing the manufacture of certain components to such manufacturers can result in substantial cost savings to the Company and will help make the Company more competitive in terms of its cleanroom component business. The Company will continue to evaluate opportunities to outsource the manufacture of various of its cleanroom components on a case-by-case basis, and may enter into such outsourcing arrangements when it makes sense financially to do so.

         In addition to the manufacture of some of the cleanroom components, the Company also offers a broad range of high precision contract manufacturing services to a number of non-cleanroom customers. These services include product design and prototyping, fabrication, metal forming, assembly and specialized painting.

COMPETITION

         The Company is one of the few suppliers of integrated, or turnkey, cleanrooms, providing a full range of design, engineering, component production, installation, testing, certification, and ongoing customer support. However, the Company does have substantial competition in each of the various individual aspects of its business. For example, the Company competes with a number of companies providing individual cleanroom components or services, many of which may have significantly greater financial and capital resources than the Company. Where appropriate, the Company works with these companies as a supplier rather than as a direct competitor. The Company also competes with a handful of specialized cleanroom integrators for installation/on-site management services.

         The Company believes the principal competitive factors in the cleanroom industry are lead-time, price and quality. The order of importance of these factors varies from customer to customer. The Company believes it competes favorably with respect to such factors, although there can be no assurance that it will continue to do so in the future.

BACKLOG

         The Company's backlog consists of future revenue that the Company expects to realize from work to be performed on uncompleted contracts, including new contractual arrangements on which work has not begun. At December 31, 2001, the Company's backlog was $8.7 million, compared to $24.0 million at December 31, 2000. The Company's contracts, however, typically allow the customer to terminate the project at any time. If a customer terminates a project, the Company would typically be entitled to progress payments earned to the date of termination, plus reimbursement of certain costs associated with the contract. Accordingly, the Company's backlog could be reduced if a customer terminates or suspends a contract.

EMPLOYEES

         The Company employed approximately 205 full-time employees and 10 temporary employees as of December 31, 2001, compared to 210 full-time employees and five part-time employees as of December 31, 2000. The Company's employees at its Salt Lake City, Utah facility are not represented by a labor union. The Company believes that its relationship with its employees is good. Where required by local practice or customer contract, the Company utilizes union members for on-site installation. In those instances, the Company has agreed to be bound by collective bargaining agreements and has agreed to contribute to union sponsored pension plans, including multi-employer pension plans. Under the Employee Retirement Income Security Act of 1974, as amended, the Company may be liable to a multi-employer plan upon its withdrawal from the plan for the Company's share of the unfunded liabilities, if any, of the plan.

ITEM 2.  PROPERTIES.

         The Company leases approximately 209,000 square feet at its headquarters in Salt Lake City, Utah, of which approximately 175,000 square feet are used for manufacturing and 34,000 square feet are used for administrative functions. The Company's principal offices and manufacturing facility are leased through 2005, with renewal options for four five-year terms.

         The Company also leases administrative office and warehouse space totaling approximately 3,200 square feet in Austin, Texas, approximately 6,500 square feet in Livingston, Scotland, approximately 560 square feet in London, England, approximately 1,000 square feet in Israel, approximately 2,500 square feet in Bathgate, Scotland, and approximately 2,600 square feet in Atlanta, Georgia, with various lease expiration dates ranging from 2002 through 2016. The Company believes that its facilities are adequate for its current needs and it could obtain additional space on commercially reasonable terms, if needed.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         On November 19, 2001, trading of the Company's common stock on the Nasdaq National Market was suspended because of the Company's failure to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. On January 25, 2002, the Company's common stock was delisted from the Nasdaq National Market because of the Company's failure to timely file the Form 10-Q, and because of the Company's inability to present a definitive plan to comply with all of the requirements for continued listing. The Company has appealed the delisting to the Nasdaq Listing and Hearing Review Council. The Company's common stock is currently quoted in the over-the-counter market, and transactions in the Company's common stock are reported in the "pink sheets" maintained by certain brokers and other dealers in securities. In the event that the Nasdaq Listing and Hearing Review Council does not reverse the delisting decision, the Company will apply to have its common stock quoted on the Over the Counter ("OTC") Bulletin Board. Prior to delisting, the Company's common stock was listed and traded on Nasdaq (National Market) under the symbol "DAWK."

         The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock, as reported on the Nasdaq Stock Market for the years ended December 31, 2001 and 2000, respectively.

                                                                    HIGH                    LOW
                                                              -----------------     --------------------
         YEAR ENDED DECEMBER 31, 2001:
              First Quarter ..........................                   $4.62                    $2.12
              Second Quarter .........................                    4.12                     2.08
              Third Quarter ..........................                    2.68                     1.05
              Fourth Quarter  (1) ....................                    1.76                     1.00

         YEAR ENDED DECEMBER 31, 2000:
              First Quarter ..........................                  $13.00                    $2.50
              Second Quarter .........................                    8.00                     4.50
              Third Quarter ..........................                    5.50                     3.50
              Fourth Quarter .........................                    4.50                     1.88

         (1) Through November 19, 2001, the date upon which trading in the Company's common stock was suspended on the Nasdaq Stock Market

         The Company did not pay or declare dividends on its common stock during the years ended December 31, 2001, 2000 and 1999. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends on its common stock in the foreseeable future.

         As of April 12, 2002, the Company had 3,759,303 shares of its common stock outstanding, held by approximately 130 shareholders of record, which does not include shareholders whose shares are held in securities position listings. As of April 12, 2002, the Company also had 411 shares of its Convertible Series A Preferred Stock outstanding, held by five shareholders of record. The Convertible Series A Preferred Stock is convertible into common stock at a conversion rate equal to a fraction, the numerator of which is equal to $10,000 plus all accrued dividends (3% per annum), and the denominator of which is equal to the lesser of (a) $1.32 per share or (b) 80% of the average of the five lowest consecutive per share market values during the 25 trading days preceding the conversion date. As of April 12, 2002, the outstanding shares of Series A Preferred Stock were convertible into approximately 4.7 million shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data of the Company. The summary financial data in the table is derived from the financial statements of the Company. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (in thousands, except per share data).

                                                                        YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------
                                                            2001        2000        1999        1998        1997
                                                          --------    --------    --------    --------    --------
     STATEMENT OF OPERATIONS DATA:

     Revenue, net .....................................   $ 40,533    $ 51,424    $ 44,011    $ 53,078    $ 52,541
     Cost of goods sold ...............................     37,998      45,389      44,050      51,223      47,272
                                                          --------    --------    --------    --------    --------
     Gross profit (loss) ..............................      2,535       6,035         (39)      1,855       5,269
                                                          --------    --------    --------    --------    --------
     Selling, general and administrative ..............      3,755       4,631       7,348       6,513       8,373
     Research and development .........................        319           -         214         293         246
     Depreciation and amortization ....................        494         426         704         563         431
     Restructuring charges ............................          -           -       1,839           -           -
                                                          --------    --------    --------    --------    --------
                                                             4,568       5,057      10,105       7,369       9,050
                                                          --------    --------    --------    --------    --------
     Income (loss) from operations ....................     (2,033)        978     (10,144)     (5,514)     (3,781)
     Other expense, net ...............................     (1,126)       (249)       (677)       (483)       (344)
                                                          --------    --------    --------    --------    --------
     Income (loss) before income taxes ................     (3,159)        729     (10,821)     (5,997)     (4,125)
     Provision (benefit) for income taxes .............      4,805         315      (1,092)     (2,075)     (1,866)
                                                          --------    --------    --------    --------    --------
     Net income (loss) ................................   $ (7,964)   $    414    $ (9,729)   $ (3,922)   $ (2,259)
                                                          ========    ========    ========    ========    ========
     Net loss attributable to common shareholders .....   $ (9,684)   $ (2,276)   $ (9,729)   $ (3,922)   $ (2,259)
                                                          ========    ========    ========    ========    ========
     Basic and diluted net loss per common share ......   $  (2.60)   $  (0.69)   $  (3.11)   $  (1.26)   $  (0.73)
                                                          ========    ========    ========    ========    ========
     Basic and diluted weighted average common
       Shares outstanding .............................      3,718       3,285       3,125       3,110       3,104
                                                          ========    ========    ========    ========    ========

                                                               DECEMBER 31,
                                           ----------------------------------------------------
                                             2001       2000       1999       1998       1997
                                           --------   --------   --------   --------   --------
     BALANCE SHEET DATA:

     Cash and cash equivalents .........   $  1,969   $  2,175   $    296   $  2,140   $  5,802
     Working capital ...................      3,221      7,285        973     10,674     15,248
     Total assets ......................     16,455     27,093     24,875     30,841     32,364
     Total liabilities .................     11,012     13,674     16,572     12,714     11,664
     Preferred stock ...................      5,401      4,093          -          -          -
     Total shareholders' equity ........         42      9,326      8,303     18,127     20,700

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands, except for percentages and per-share data.

         The Company's principal line of business is the design, manufacture and installation of cleanroom components and integrated cleanroom systems, primarily for the semiconductor industry. The Company also designs, manufactures and installs cleanroom components and integrated cleanroom systems for other industries, such as the pharmaceutical, flat panel display, disk drive, biotechnology and food processing industries. In addition, the Company designs and manufactures environmentally controlled "mini-environments," which range in size from about the size of a desk to approximately the size of a bus. These mini-environments typically house expensive automation and robotic equipment used in various advanced research and manufacturing processes. The Company also offers manufacturing and specialized painting services on a contract basis, primarily to local and regional manufacturers and fabricators.

         Although the Company has recently stepped up its diversification efforts, a large amount of the Company's business still comes from semiconductor manufacturers. During the past twenty years, the semiconductor industry has shown strong overall growth. Most experts predict that upward growth to continue. However, the semiconductor industry is cyclical in nature, and has experienced dramatic variations from year to year.

         The year 2001 was a very difficult year for the semiconductor industry. The entire industry suffered a deep global recession that began early in 2001 and has continued through the first part of 2002. According to data published by the Semiconductor Industry Association, total worldwide sales of semiconductors in the year 2001 were approximately $139 billion, compared to approximately $195 billion in 2000, $150 billion in 1999, $125 billion in 1998 and $140 billion in 1997. Many industry experts are predicting that the recent global recession in the semiconductor industry will begin to recover in the last half of 2002. Such a recovery would lead to more demand for fab capacity, which in turn would benefit the Company. Although there is some uncertainty regarding the timing of a full recovery in the semiconductor industry, management continues to believe that changes taking place in the industry should, in the long term, result in expanded semiconductor industry capital expenditures.

         The Company's performance in the year 2001 reflected the downturn in the semiconductor industry. The Company's revenue for 2001 was down 21.2% as compared to 2000. Revenue in 2001 would have dropped even more sharply had it not been for small successes in some of the Company's diversification efforts.

         The downturn in the semiconductor industry during 2001 also led to a slowdown in capital spending by semiconductor manufacturers, which has resulted in a significant erosion of the Company's backlog. At December 31, 2001 the Company's backlog (excluding contract manufacturing) was $8.7 million, compared to $28.3 million at December 31, 2000.

DIVERSIFICATION STRATEGY

         In an effort to ease the impact of the cyclical nature of the semiconductor industry on the Company's business, the Company has undertaken a multi-prong diversification strategy. This strategy includes diversification in terms of industry, product and geography. The Company has begun to pursue business opportunities within its core business of cleanroom design, manufacture and installation in industries other than semiconductors and microelectronics. Most of this new business is in the pharmaceutical, biotechnology and food processing industries. During 2001 the diversification into the biotechnology and pharmaceutical industries began to show some promise when the Company was awarded contracts on pharmaceutical projects in Europe. The Company also had some success in the United States during 2001 in obtaining and completing projects for university and research laboratories. The Company intends to continue to identify and exploit diversified sources of business.

         In terms of product diversification, the Company continues to pursue manufacturing and non-cleanroom related opportunities, particularly when they are in some way connected to the Company's core cleanroom business. An example of this diversification effort is the Company's recent entry into the air door business. Air doors are increasingly used in retail stores in lieu of conventional swinging and sliding doors to help the store maintain it interior climate, reduce liability and increase and optimize the traffic flow in and out of the store. The Company's air entrance system was developed by using its advanced cleanroom air movement and filtration technology. This has resulted in the development of a technically superior air door system.

         The Company has also formulated a geographic diversification strategy with respect to its cleanroom business. Management believes, based on the forecasts of numerous industry experts, that Asia and the Asian Pacific Rim represent very strong future growth areas in terms of the construction of new microelectronics fabs, and that Europe, Mexico and portions of South America show strong growth potential in the areas of bioitechnology and pharmaceuticals. During 2001 the Company established a wholly owned subsidiary in Guadalajara, Mexico to service the existing microelectronics industry in that geographic area and to position the Company to enter the biotechnology and pharmaceutical sectors in Mexico and South America. The sole employee in the Company's Mexico office left the Company in February 2002, and this office is not presently staffed on a full time basis. The Company is attempting to replace the departed employee in the Mexico office, and in the meantime, sales in Mexico and South America are being handled out of the Company's Salt Lake City office. In addition, the Company is pursuing a strategy to re-enter the Asian market. In early 2001 the Company entered into a letter of intent to form a joint venture company in the People's Republic of China. However, because of a conflict of interest on the part of one of the intended joint venture partners, it is unlikely that the joint venture will go forward. The Company has engaged in discussions with other Chinese companies regarding possible joint ventures or licensing arrangements.

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

THE COMPANY'S RESULTS

         The Company's revenue and operating results fluctuate substantially from quarter to quarter depending on such factors as the timing of customer orders, the timing of the Company's recognition of revenue and costs, variations in contract mix, changes in customer buying patterns, fluctuations in the microelectronics equipment market, utilization of capacity, manufacturing productivity and efficiency, availability of key components and trends in the economies of the geographical regions in which the Company operates.

         The Company uses the percentage-of-completion method of accounting for its cleanroom contracts. The Company recognizes revenue in proportion to the costs incurred to date in relation to the total anticipated costs. Revenue recognized may not be the same as progress billings to the customer. Underbillings are reflected in an asset account (costs and estimated earnings in excess of billings on contracts in progress), and overbillings are reflected in a liability account (billings in excess of costs and estimated earnings on contracts in progress). Non-cleanroom revenue is generally recognized when the products are shipped to the customer.

         The Company currently generates most of its revenue in North America and Europe. Although risk of fluctuations in currency value does not affect dollar-denominated contracts, changes in the relative value of the dollar could make the Company less competitive in various markets. Contracts to be performed in Europe may be denominated in local currency, and the Company bears the risk of changes in the relative value of the dollar and the local currencies. The Company may in the future attempt to hedge against currency fluctuations on contracts denominated in local currencies. There can be no assurance, however, that such hedging, if undertaken, will fully insulate the Company from fluctuations or will not expose the Company to additional risks of loss.

         The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

CRITICAL ACCOUNTING POLICIES

         The Company's critical accounting policies that require significant judgments and estimates include: revenue recognition including cost estimates to complete on contracts in progress; allowance for doubtful accounts; warranty costs; excess and obsolete inventory; income taxes; impairment of long-lived assets and legal matters. A description of each policy is included in Notes to the Company's consolidated financial statements for the years ended December 31, 2001 and 2000 included elsewhere in this report. The Company's judgments and estimates are based on historical experience and various other assumptions believed reasonable at the time. Actual results may differ from these estimates.

RESULTS OF OPERATIONS

REVENUE FROM OPERATIONS

                                                    2001        CHANGE            2000        CHANGE         1999
                                                    ----        ------            ----        ------         ----
Cleanrooms                                          $33,338     (8.3)%            $36,348      23.1%          $29,529
Mini-environments                                     1,921     (36.2)%             3,014     141.9%            1,246
Manufactured products                                 5,274     (56.3)%            12,062     (8.9)%           13,236
                                                    -------                       -------                     -------
Total revenue                                       $40,533     (21.2)%           $51,424      16.8%          $44,011
                                                    =======                       =======                     =======

         The Company's total revenue decreased 21.2% in 2001 as compared to 2000. This decrease in total revenue was primarily the result of the global recession in the semiconductor industry that began in the first quarter of 2001. The general economic slowdown during 2001, and the events of September 11, 2001 also contributed to the Company's decreased revenue.

            The Company's revenue from cleanrooms and mini-environments decreased 10.1% in 2001 to $35.3 million from $39.4 million in 2000. The decrease is largely attributable to the semiconductor industry's decrease of capital expenditures for new fabrication facilities in 2001. During 2000, cleanroom and mini-environment revenue increased by 27.9% to $39.4 million from $30.8 million in 1999. The increase is largely attributable to the semiconductor industry's increase of capital expenditures for new fabrication facilities in 2000.

         Revenue from manufactured products decreased to $5.3 million in 2001 from $12.1 million in 2000. During 2000, revenue from manufactured products decreased to $12.1 million from $13.2 million in 1999. The decrease from 2000 to 2001 was primarily attributable to the general economic slowdown during 2001.

         NORTH AMERICA -North America cleanroom and mini-environments revenue in 2001 was $17.8 million, a decrease of 27.3% from $24.5 million in 2000. North America accounted for 50% of total cleanroom and mini-environments revenue in 2001 compared to 62% in 2000. The decrease in North America revenue in 2001 was primarily related to the severe global recession in the semiconductor industry that lasted during most of 2001, which seems to be more prevalent in North America.

         North America cleanroom and mini-environments revenue in 2000 was $24.5 million, an increase of 16.9% from $20.0 million in 1999. As a percentage of total cleanroom and mini-environments revenue, North America revenue was approximately the same in 2000 as in 1999.

         EUROPE - European cleanroom and mini-environment revenue in 2001 was $17.4 million, an increase of 16.8% from $14.9 million in 2000. Europe accounted for 49.3% of total cleanroom and mini-environments revenue in 2001 compared to 37.8% in 2000. The decrease in European revenue in 2001 was primarily related to the lag of semiconductor slowdown in Europe compared to other areas and an increase in non-semiconductor cleanrooms.

         European cleanroom and mini-environments revenue in 2000 was $14.9 million in 2000, an increase of 52.0% from $9.8 million in 1999. As a percentage of total cleanroom and mini-environments revenue, European revenue increased to 37.8% in 2000 compared to 31.8% in 1999.

         ASIA/PACIFIC RIM - The Company derived no revenue from cleanroom or mini-environments in the Asia/Pacific Rim region in 2001 and 2000. This is in contrast to $2.7 million revenue in 1999. The decrease in revenue was the result of the sale of its Asia branch to a former employee.

GROSS PROFIT (LOSS)

                                                   2001           CHANGE          2000       CHANGE          1999
                                                   ----           ------          ----       ------          ----
Gross profit (loss)                                 $2,535        (58.0%)         $6,035       n/m            $(39)
Percentage of revenue                                 6.3%                         11.7%                     (0.1%)

         The Company had a gross profit of $2.5 million in 2001, compared to a gross profit of $6.0 million in 2000. The decrease in gross profit and gross profit percentage from 2000 to 2001 was primarily caused by the increased bidding pressures for projects, and hence lower margins, in view of the global slowdown in the semiconductor industry during 2001.

         Gross profit in 2000 increased to $6.0 million from negative $39,000 in December 31, 1999. The increase in gross profit and gross profit percentage from 1999 to 2000 was primarily the result of a larger number of awarded contracts, installation efficiencies and the Company's decision to outsource the purchase of various cleanroom components where price efficiencies were realized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                   2001           CHANGE          2000       CHANGE          1999
                                                   ----           ------          ----       ------          ----
Selling, general and
    administrative expenses                         $3,755        (18.9%)         $4,631     (37.0)%         $7,348
Percentage of revenue                                 9.3%                          9.0%                      16.7%

         Selling, general and administrative expenses in 2001 decreased 18.9% to $3.8 million, from $4.6 million in 2000. The decrease was primarily attributable to a decrease in wages. As a percentage of revenue, the selling, general and administrative expenses remained relatively constant.

         Selling, general and administrative expenses for 2000 decreased 37.0% to $4.6 million, from $7.3 million in 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 9.0% in 2000 compared to 16.7% in 1999. The decreases were primarily the result of a reduction in wages and related costs and other fixed costs. The decrease in selling, general and administrative expenses in 2000 compared with 1999.

RESEARCH AND DEVELOPMENT

                                                   2001           CHANGE          2000       CHANGE          1999
                                                   ----           ------          ----       ------          ----
Research and development expenses                   $319           100%             $0       (100.0)%         $214
Percentage of revenue                               0.8%                          0.0%                        0.5%

         As part of its cost cutting strategy in 1999 and 2000, the Company temporarily reduced its spending on research and development. Beginning in 2001, the Company initiated development of new wall, ceiling and floor systems specifically adapted to 300 mm fabrications.

DEPRECIATION AND AMORTIZATION (EXCLUDING AMOUNTS INCLUDED IN COST OF GOODS SOLD)

                                                   2001           CHANGE          2000       CHANGE          1999
                                                   ----           ------          ----       ------          ----
Depreciation and amortization expenses              $494           $16.0           $426       (39.5)%        $704
Percentage of revenues                              1.2%                           0.8%                      1.6%

         Depreciation and amortization expense in 2001 remained relatively constant compared to 2000. Depreciation and amortization expense in 2000 decreased 39.5% to $426,000, from $704,000 in 1999. This decrease was the result of the acceleration of amortization on certain leasehold improvements in 1999 which did not reoccur in 2000.

RESTRUCTURING CHARGES

                                                   2001           CHANGE          2000       CHANGE          1999
                                                   ----           ------          ----       ------          ----
Restructuring charges                                  --                            --       n/m            $1,839
Percentage of revenue                                0.0%                          0.0%                        4.2%

         Restructuring charges in 1999 were largely due to the disposition of the Company's Asia/Pacific office and the write-down of assets associated with the decision to divest itself of the Company's cleanroom component manufacturing division. The Company continues to manufacture components on a limited basis.

OTHER EXPENSE, NET

                                                   2001           CHANGE          2000       CHANGE          1999
                                                   ----           ------          ----       ------          ----
Other expense, net                                  $1,126         352.2%            $249     (63.2)%          $677
Percentage of revenue                                 2.8%                           0.5%                      1.5%

         Other expense, net in 2001 increased 352.2% to $1.1 million from $249,000 in 2000. The increase was primarily the result of the loss on the sale of assets of $187,000 in 2001 compared to a gain on the sale of assets of $744,000 in 2001, an increase in foreign currency transaction losses of $866,000 in 2001 compared to $41,000 in 2000. These increases were offset in part by a decrease of $255,000 in interest expense due to lower borrowings outstanding under the line of credit.

         Other expense, net in 2000 decreased 63.2% to $249,000 from $677,000 in 1999. The decrease was primarily the result of the gain on the sale of assets of $744 in 2000 compared to a loss of $147,000 in 1999.

PROVISION (BENEFIT) FOR INCOME TAXES

                                                   2001           CHANGE          2000       CHANGE          1999
                                                   ----           ------          ----       ------          ----
Provision (benefit) for income taxes                $4,805          n/m             $315      128.9%        $(1,092)
Percentage of revenue                                11.9%                          0.6%                        2.5%

         The changes in the provision (benefit) for income taxes for all periods relate primarily to the amount of deferred tax assets recorded, the amount of offsetting valuation allowances provided against such assets and foreign income taxes. During 2001, the Company established a full valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly the valuation allowance was increased by approximately $3.7 million in 2001. Additionally, the Company received a tax assessment of approximately $3.3 million in taxes, penalties, interest and fees from the French taxing authorities for not timely filing returns and the disallowance of certain deductions. The Company is disputing the assessment and is currently negotiating with the French authorities to reduce this assessment. The Company has accrued an estimated settlement of approximately $900,000 in 2001. However, this estimate could change in the near term and the change could be significant. The benefit for income taxes in 1999 resulted primarily from the increase in deferred income tax assets which were not offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 2001 was $3.2 million compared to $7.3 million at December 31, 2000. This included cash and cash equivalents of $2.0 million and $2.2 million at December 31, 2001 and 2000, respectively. Receivables, including retentions, decreased to $7.0 million at December 31, 2001 compared to $7.3 million at December 31, 2000.

         The Company's operations provided $465,000 of cash during 2001, compared to using $367,000 of cash in 2000. During 2001, the Company experienced a decrease in receivables of $300,000 as a result of the decrease in revenue, a decrease in accounts payable and accrued liabilities of approximately of $2.3 million as a result of the slow down in the semiconductor industry and a decrease in costs and estimated earnings in excess of billings on contracts in progress of $4.2 million.

         During 2001, the Company used $470,000 for the purchase of property and equipment. The Company anticipates that its capital expenditures in 2002 for routine additions and replacements of property, and equipment will be less than $250,000.

         The Company faces significant challenges with respect to liquidity and capital resources. These challenges include the following:

         - preferred stock with a redemption value of $5.4 million at December 31, 2001 which is currently redeemable at the option of the holder
         - non compliance with covenants on the bank line of credit of which $2.6 million was outstanding at December 31, 2001
         - projected cash flow shortfalls during the second and third quarters of 2002
         - significant legal and professional fees incurred related to the restatement of the Company's financial statements
         - significant cash requirements needed to settle a French tax assessment

         The Company's Series A Convertible Preferred Stock provides that it may be redeemed by the holders in whole, or in part, upon the occurrence of certain triggering events. One such triggering event is the failure of the Company's common stock to be listed for trading on Nasdaq or a subsequent market, or the suspension of trading of the Company's common stock on Nasdaq or on a subsequent market for a period of twenty consecutive trading days.

         On November 19, 2001 trading of the Company's common stock on Nasdaq's National Market System was suspended because of the Company's inability to file its quarterly report on Form 10-Q for the quarter ended September 30, 2002. The Company's common stock was subsequently delisted from the Nasdaq National Market. Because of the suspension of trading and the subsequent delisting from Nasdaq, the holders of the preferred stock have the right to require the Company to redeem their stock for a total of approximately $5.4 million. The holders of the preferred stock have not notified the Company of their desire to require an immediate redemption. Should, the shareholders demand redemption, the Company would not have sufficient capital resources to meet the demands.

         In February 2002 the Company renewed the line of credit it has had with a domestic bank since April 1998. The renewal extends the term of the line of credit through January 31, 2003. The line of credit allows the Company to borrow up to 75% of the Company's eligible domestic accounts receivable. The maximum amount of borrowings allowed under the line of credit was $3 million which reduces to $2,750,000 on November 1, 2002. The interest rate is computed at prime plus 2.5% through June 30, 2002, prime plus 2.75% from July 1, 2002 through September 30, 2002, prime plus 3.0% from October 1, 2002 through December 31, 2002, and prime plus 3.25% from January 1, 2003 through January 31, 2003, at which time all outstanding principal and interest is due and payable. The line of credit is secured by all assets of the Company except foreign receivables. The Company had $2.6 million in borrowings against the line at December 31, 2001 and 2000.

         The line of credit agreement contains certain covenants requiring the Company to deliver to the bank detailed periodic financial information and to maintain a certain level of quarterly earnings. However, largely because of the Company's recent problems reconciling its European accounts, the Company has not provided all of the financial documents required by the bank. Failure to provide the bank with the required documents is an event of default under the line of credit thereby giving the bank the right to terminate the line of credit. Termination of the line of credit would severely impact the Company's liquidity and the Company would be forced to immediately obtain alternative financing.

         As of April 22, 2002, the Company's current projections, excluding the impact of any preferred stock redemption, but including repayments on the line credit, indicate that the Company will require additional cash (that is currently not available) of approximately $0.9 million during the second quarter and $3.4 million in the third quarter of 2002 in order to support its operations. While, there may be some opportunities to reduce operating costs, management currently believes that any reduction would not be sufficient to allow the Company to achieve breakeven cash flows. Accordingly, the Company will be required to seek additional debt or equity financing.

         In 2001, the Company received a tax assessment of approximately $3.3 million in taxes, penalties, interest and fees from the French taxing authorities for not timely filing returns and the disallowance of certain deductions. The Company is disputing the assessment and is currently negotiating with the French authorities to reduce this assessment. The Company has accrued an estimated settlement of approximately $900,000. However, this estimate could change in the near term and the change could be significant.

         The above factors including recurring losses and minimal shareholders' equity, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         Management's plans with respect to these matters include 1) seeking to refinance or recapitalize the preferred stock; 2) working with the bank to renegotiate the terms of its line of credit; and 3) actively seeking additional financing with third party lenders and investors to raise the cash needed to meet its obligations.

         There can be no assurance that additional financing will be available on acceptable terms, if at all, or that the Company will be successful in any of these endeavors. Accordingly, the Company may be unable to meet its current trade and other contractual obligations.

CONTRACTUAL OBLIGATIONS

         The Company's contractual obligations as of December 31, 2001, including long-term debt and commitments for future payments under non-cancelable lease arrangements are summarized below:

                                                                   Payments Due by Period
             Contractual                                    Less
             Obligations                    Totals       than 1 year    1-3 years      4-5 years    After 5 years
--------------------------------------------------------------------------------------------------------------------
Capital lease obligations                $   175,000     $  118,000     $   53,000      $ 4,000       $     -
Operating leases                         $ 1,873,000     $  631,000     $1,212,000      $30,000       $     -
Line of credit                           $ 2,585,000     $2,585,000     $        -      $     -       $     -
3% Series A Convertible Preferred
   Stock                                 $ 5,401,000     $5,401,000     $        -      $     -       $     -
                                        ----------------------------------------------------------------------------
Total Contractual Cash Obligations       $10,034,000     $8,735,000     $1,265,000      $34,000       $     -
                                        ============================================================================


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001. It requires that all business combinations use the purchase method of accounting. Goodwill will continue to be initially recognized as an asset in the financial statements and goodwill will be measured as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. An intangible asset acquired in a business combination is recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. The provisions of SFAS 141 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 141 beginning on January 1, 2002. The adoption of SFAS 141 will not have a material effect on the Company's results of operations, financial position or liquidity.

         In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. A recognized intangible asset is amortized over its useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). A recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be finite. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 beginning on January 1, 2002. At December 31, 2001, the Company had no goodwill.

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

         In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121. SFAS 144 replaces both SFAS 121 and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", so that only one accounting model exists for the disposal of long-lived assets. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are to be applied prospectively. The Company adopted SFAS 144 beginning on January 1, 2002. The Company believes that the adoption of SFAS 144 will not have a material effect on the Company's results of operations, financial position or liquidity.

FACTORS AFFECTING FUTURE RESULTS

         The Company's operations are subject to risks and uncertainties that could result in actual operating results differing materially from anticipated operating results and past operating results and trends. The following discussion highlights some of these risks.

INCREASED COMPETITION

         During the past few years, the Company has experienced greatly increased competition for cleanroom design and construction projects and for cleanroom component products. This increased competition becomes most evident during periodic downturns in the semiconductor and microelectronics industries, such as the downturn that began in the first quarter of 2001. During such downturns, semiconductor and microelectronics manufacturers typically spend much less money on capital improvements, and there is significantly more competition for fewer and much smaller projects. In addition, the technology and know-how of designing and constructing cleanrooms has become more common knowledge, thus opening the door to more general design and construction companies to enter the field. The Company's success in this environment will depend largely on its ability to offer cost effective solutions to its customers on a timely basis, and to stay on the cutting edge of design and technology.

GOING CONCERN

         The Company's financial statements have been prepared under the assumption that it will continue as a going concern. The Company does not have sufficient cash flow, cash reserves or capital resources to fund a redemption of the preferred stock or the elimination of the bank line of credit. The Company's recent history of recurring losses is largely a function of the depressed semiconductor and microelectronics industries. In order to insulate itself from the highly cyclical nature of those industries, the Company must diversify into new industries, geographic areas and product offerings. The success of those diversification efforts will depend largely on the capital resources obtained and made available to the Company.

COST OF RECONCILING ACCOUNTS AND RESTATING FINANCIAL RESULTS

         Because of errors discovered in certain of its accounts primarily relating to the Company's European operations, the Company determined in November 2001 that it would be necessary to restate previously issued financial statements for 1999, 2000 and 2001. The reconciliation and restatement process has been ongoing since November 2001. It is anticipated that the costs of the reconciliation and restatement process will be significant. Funding the entire cost of the reconciliation and restatement process out of cash flow would put a severe strain on the Company's ability to conduct its business. Although management is seeking additional sources of financing, there can be no assurance that additional financing sources will be available on terms acceptable to the Company, or at all.

DE-LISTING FROM NASDAQ

         Trading of the Company's common stock on the Nasdaq National Market was suspended on November 19, 2001 because of the Company's failure to file its quarterly report on Form 10-Q for the quarter ended September 30, 2001. The Company's common stock was subsequently delisted from Nasdaq in January 2002. The Company has appealed the delisting to the Nasdaq Listing and Hearings Review Council, and has suggested that the Company be allowed to phase down to the SmallCap Market, where it can meet the quantitative standards for continued listing. If the Company is not successful in its appeal of the delisting action, there would likely be a substantial reduction in the liquidity of any investment in the Company's common stock. This lack of liquidity also may make it more difficult for the Company to raise needed capital in the future. There can be no assurance that an active trading market will be sustained in the future.

THE COMPANY'S HISTORICAL OPERATING RESULTS HAVE VARIED SIGNIFICANTLY, AND MAY CONTINUE TO DO SO

         Historically, the Company's operating results have varied significantly. For example, during some years, the Company has had quarterly profits followed by losses in subsequent quarters. The Company's future operating results may continue to vary significantly. Furthermore, there can be no assurance that the Company will not continue to suffer losses in the future.

THE COMPANY IS DEPENDENT ON A SMALL NUMBER OF LARGE CUSTOMERS AND THE LOSS OF ONE OR MORE OF THESE CUSTOMERS MAY CAUSE REVENUES TO DECLINE

         A significant portion of the Company's business comes from a handful of large customers. The loss of any of these large customers, without their replacement by new large customers, has had and may continue to have an adverse effect on the Company's revenues. The volume of work performed for specific customers varies from year to year, and a major customer in one year may not be a major customer in a subsequent year.

FAILURE TO ATTRACT AND RETAIN HIGHLY SKILLED EMPLOYEES, PARTICULARLY PROJECT AND CONSTRUCTION MANAGERS AND SALES AND MARKETING PROFESSIONALS, COULD IMPAIR THE COMPANY'S ABILITY TO COMPLETE PROJECTS AND EXPAND OUR BUSINESS

         The Company's business is labor intensive. Its success will depend in large part upon its ability to attract, retain, train, and motivate highly skilled employees, particularly project and construction managers, and sales and marketing professionals. Any failure on the Company's part to do so would impair the Company's ability to adequately manage and complete existing projects, bid for and obtain new projects, and expand business. There exists significant competition for employees with the skills required to perform the services the Company we offers. Qualified project managers and construction managers, as well as experienced sales and marketing professionals, are in high demand and are likely to remain a limited resource for the foreseeable future. In addition, many of the stock options that were granted to employees as incentives are priced in excess of the current market price of the Company's common stock. There can be no assurance that the Company will be successful in retaining, training, and motivating its employees or in attracting new, highly skilled employees. If the Company is unsuccessful in retaining, training and motivating its employees or in attracting new, highly skilled employees, the Company's business will be harmed.

INSURANCE AND BONDING ABILITY

         The Company's contracts with customers require that the Company maintain certain types and limits of insurance coverage. The Company's customers also occasionally require the Company to post various bidding, payment or performance bonds as a condition to bidding on a project or as a condition to being awarded a contract. The Company's historic losses and its limited recent liquidity have made it more difficult, and in some cases impossible, to obtain insurance and bonds on acceptable terms. If the Company is unable to obtain insurance and bonds on acceptable terms in the future, it will be awarded fewer contracts.

INTERNATIONAL POLITICAL AND ECONOMIC UNCERTAINTY COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND ON OUR OPERATING RESULTS

         In 2001, 43.1% of our total revenues came from customers located outside the United States. The international political and economic uncertainty caused by the events of September 11, 2001 and the ongoing war on terrorism may adversely impact our ability to continue existing relationships with our foreign customers and to develop new business abroad.

OTHER RISKS

The holders of the Company's common stock may be subject to the risk of additional and substantial dilution if the preferred stock is restructured or converted.

The Company is at risk of securities class action litigation as result of the restatement of its operating results.

The Company faces operational and financial risks as it maintains or expands its international operations, any of which could harm the Company's results of operations.

The Company's revenues are generated primarily from customers in the semiconductor industry. Accordingly changes in the semiconductor industry could significantly affect the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate risks. The Company has not in the past used derivatives or other financial instruments for hedging such risks. However, management is actively exploring the possibility of using such hedging strategies in the future to protect itself against risks inherent in changes in foreign currency exchange rates. There can be no assurance, however, that such hedging, if undertaken, will fully insulate the Company from fluctuations or will not expose the Company to additional risks of loss.

         The Company is exposed to interest rate changes primarily in relation to its revolving credit line debt with a bank. The fair value of the Company's total revolving credit line debt at December 31, 2001 was $3 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at December 31, 2001. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's financial statements and notes are included herein beginning on page F-1. The supplementary data is included herein immediately following the signature page of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In August 2001, pursuant to the recommendation of management and the approval of the board of directors and the audit committee of the board, the Company appointed Arthur Andersen LLP as the Company's independent public auditors for the year ended December 31, 2001. The Company engaged Arthur Andersen LLP primarily because of the accounting firm's strong international presence, particularly in the United Kingdom. Grant Thornton LLP was the Company's prior independent public audit firm. The reports of Grant Thornton LLP on the Company's financial statements for the years ended December 31, 1999 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope or accounting principles. There were no reporting disagreements between the Company and Grant Thornton LLP on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure during the years covered by this report.

                                    PART III

ITEMS 10, 11, 12 AND 13.

         These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for July 18, 2002. The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Documents Filed as Part of this Report:

                  (1) FINANCIAL STATEMENTS. The following financial statements are filed with this report beginning on page F-1:

                           -- Report of Independent Certified Public Accountants -- Consolidated Balance Sheets as of December 31,
                              2001 and 2000
                           -- Consolidated Statements of Operations for the
                              Years Ended December 31, 2001, 2000 and 1999
                           -- Consolidated Statements of Shareholders' Equity
                              for the Years Ended December 31, 2001, 2000 and
                              1999
                           -- Consolidated Statements of Cash Flows for the
                              Years Ended December 31, 2001, 2000 and 1999
                           -- Notes to Consolidated Financial Statements

                  (2) FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule for the years ended December 31, 2001, 2000 and 1999 is included herein beginning on page S-1:

                           --  Report of Independent Certified Public
                               Accountants on Schedule

                           --  Schedule II - Valuation and Qualifying Accounts

                           All other schedules have been omitted because the information is not required, or, if required, the information required therein is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

                  (3) EXHIBITS. The exhibits to this Form 10-K are listed in the Exhibit Index contained elsewhere in this Form 10-K

         (b)      Reports on Form 8-K:

                  (1) A Current Report on Form 8-K was filed on November 19, 2001, reporting that the Company was unable to timely file its report on Form 10-Q for the quarter ended September 30, 2001 because of an inability to timely reconcile several general ledger accounts relating to its European branch office, that the Company would restate its financial statements for the years ended December 31, 1999 and 2000 and quarterly periods in 1999, 2000 and 2001, and that the restatement was likely to have a material adverse effect on reported financial results for 1999 and 2000.

                  (2) A Current Report on Form 8-K was filed on January 25, 2002, reporting that the Company's common stock was delisted from the Nasdaq National Market because of the Company's failure to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and reporting that the Company intended to appeal the delisting determination to the Nasdaq Listing and Hearing Review Council.

                  (3) A Current Report on Form 8-K was filed on February 22, 2002 reporting that the Company had named James
                           C. Collings as its Chief Executive Officer and as a member of its Board of Directors.

         (d)      Financial Statement Schedules:

                  See Item 14(a)(2) of this report.

                                  EXHIBIT INDEX

Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have previously been filed with the Commission and are incorporated by reference.

    Exhibit No.
            3.1    Restated Articles of Incorporation                  Form 10-KSB for the year ended December
                                                                       31, 1994, Exhibit No. 3.1

            3.2    Articles of Amendment to Articles of                Registration Statement on Form S-3, File
                   Incorporation of the Company                        No. 333-38350, filed June 1, 2000,
                                                                       Exhibit 3.1

            3.3    Bylaws of the Company                               Form 10-KSB for the year ended  December
                                                                       31, 1992, Exhibit No. 3.2

            4.1    Form of Warrant issued to purchasers of             Form 10-Q for quarter ended June 30,
                   Series A Preferred Shares                           2000, Exhibit 4.3

            4.2    Form of Warrant issued to Cardinal                  Registration Statement on Form S-3, File
                   Securities, LLC                                     No. 333-38350, filed June 1, 2000,
                                                                       Exhibit 4.4

            4.3    Articles of Amendment to Articles of                Same as Exhibit 3.2
                   Incorporation of the Company

           10.1    1993 Stock Option Plan                              Form 10-KSB for the year ended December
                                                                       31, 1993, Exhibit 10.4

           10.2    Amendment No. 1 to 1993 Stock Option Plan*          Form 10-Q for quarter ended June 30,
                                                                       1997, Exhibit 10.1

           10.3    Amendment No. 2 to 1993 Stock Option Plan*          Form 10-K for the year ended December
                                                                       31, 1997, Exhibit 10.4

           10.4    Revolving Domestic Line of Credit Agreement,        Form 10-K for the year ended December
                   as Amended*                                         31, 1999, Exhibit 10.5

           10.5    Lease Agreement for Salt Lake City facility*        Form 10-KSB for the year ended December
                                                                       31, 1993, Exhibit 10.6

           10.6    Amendment to Lease Agreement*                       Form 10-K for the year ended December
                                                                       31, 1996, Exhibit 10.5

           10.7    Convertible Preferred Stock Purchase Agreement      Registration Statement on Form S-3, File
                   dated April 28, 2000                                No. 333-38350, filed June 1, 2000,
                                                                       Exhibit 10.1

           10.8    Amendment No. 3, Daw Technologies 1993 Stock        Filed herewith.
                   Option Plan

           10.9    Amendment No. 1, Daw Technologies, Inc., 1999       Filed herewith.
                   Omnibus Stock Incentive Plan

          10.10    Employment Agreement for James C. Collings,         Filed herewith.
                   dated as of February 1, 2002

           23.1    Consent of Grant Thornton LLP                       Filed herewith.

           23.2    Consent of Arthur Andersen LLP                      Filed herewith.

             99    Letter from registrant to the Securities and        Filed herewith.
                   Exchange Commission dated April 22, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2002.

                                            DAW TECHNOLOGIES, INC.


                                            By:   /s/ James C. Collings
                                                  ------------------------------
                                                      James C. Collings
                                                      Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 22, 2002.

           SIGNATURE                         CAPACITY IN WHICH SIGNED
-------------------------------   ----------------------------------------------



/s/ James C. Collings             Chief Executive Officer (principal executive
-------------------------------   officer), Director
James C. Collings


/s/ Donald K. McCauley            Chief Financial Officer (principal financial
-------------------------------   officer)
Donald K. McCauley


/s/ Kevan A. Blair                Controller (principal accounting officer)
-------------------------------
Kevan A. Blair


/s/ Robert G. Chamberlain         Chairman of the Board of Directors
-------------------------------
Robert G. Chamberlain


/s/ Ronald W. Daw
-------------------------------   Director
Ronald W. Daw


/s/ James S. Jardine
-------------------------------   Director
James S. Jardine


/s/ Robert J. Frankenberg         Director
-------------------------------
Robert J. Frankenberg


/s/ Robert G. Teresi              Director
-------------------------------
Robert G. Teresi


/s/ Carl E. Snyder                Director
-------------------------------
Carl E. Snyder

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Daw Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Daw Technologies, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daw Technologies, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company (1) has preferred stock with a redemption value of approximately $5.4 million that is currently redeemable by the holders, (2) is not in compliance with certain covenants of its line of credit, (3) has experienced recurring losses attributable to common shareholders and (4) has minimal shareholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



ARTHUR ANDERSEN LLP

Salt Lake City, Utah
April 5, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Daw Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Daw Technologies, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daw Technologies, Inc. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.



Grant Thornton LLP

Salt Lake City, Utah
February 14, 2001

                             DAW TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                                          December 31,
                                                                                 ----------------------------
                                                                                     2001            2000
                                                                                 ------------    ------------
Current assets:
    Cash and cash equivalents                                                    $      1,969    $      2,175
    Restricted cash                                                                       716               -
    Accounts receivable, net                                                            6,967           7,347
    Costs and estimated earnings in excess
      of billings on contracts in progress                                              1,803           6,109
    Inventories, net                                                                    1,983           1,977
    Deferred income taxes                                                                   -             425
    Other current assets                                                                  745           2,827
                                                                                 ------------    ------------

           Total current assets                                                        14,183          20,860

PROPERTY AND EQUIPMENT, NET                                                             1,594           2,034

DEFERRED INCOME TAXES                                                                       -           3,364

OTHER ASSETS, NET                                                                         678             835
                                                                                 ------------    ------------

                                                                                 $     16,455    $     27,093
                                                                                 ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Checks written in excess of cash in bank                                     $          -    $         22
    Line of credit                                                                      2,585           2,603
    Current portion of capital lease obligations                                          109              88
    Accounts payable and accrued liabilities                                            6,356           8,868
    Billings in excess of costs and estimated
      earnings on contracts in progress                                                 1,912           1,994
                                                                                 ------------    ------------
           Total current liabilities                                                   10,962          13,575
                                                                                 ------------    ------------
CAPITAL LEASE OBLIGATIONS, less current portion                                            50              99
                                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 4, 11, 12, 17 and 20)

REDEEMABLE PREFERRED STOCK:
    3%Series A Convertible, 500 shares authorized; $0.01 par value; 411 shares and 465 shares, respectively, issued and outstanding (liquidation
      preference of $4,316 at December 31, 2001)                                        5,401           4,093
                                                                                 ------------    ------------
SHAREHOLDERS' EQUITY:
    Common stock, 50,000,000 shares authorized; $0.01 par value; 3,759,303 and
      3,424,018 shares, respectively, issued and outstanding                               38              34
    Additional paid-in capital                                                         20,364          19,863
    Common stock warrants                                                                 350             350
    Accumulated deficit                                                               (20,244)        (10,560)
    Accumulated other comprehensive loss                                                 (466)           (361)
                                                                                 ------------    ------------
           Total shareholders' equity                                                      42           9,326
                                                                                 ------------    ------------
                                                                                 $     16,455    $     27,093
                                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                             DAW TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                                          Year ended December 31,
                                                               --------------------------------------------
                                                                   2001            2000            1999
                                                               ------------    ------------    ------------

REVENUE, NET                                                   $     40,533    $     51,424    $     44,011

COST OF GOODS SOLD                                                   37,998          45,389          44,050
                                                               ------------    ------------    ------------

GROSS PROFIT (LOSS)                                                   2,535           6,035             (39)
                                                               ------------    ------------    ------------
OPERATING EXPENSES:
    Selling, general and administrative                               3,755           4,631           7,348
    Research and development                                            319               -             214
    Depreciation and amortization                                       494             426             704
    Restructuring charges                                                 -               -           1,839
                                                               ------------    ------------    ------------
                                                                      4,568           5,057          10,105
                                                               ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                                        (2,033)            978         (10,144)
                                                               ------------    ------------    ------------
OTHER INCOME (EXPENSE):
    Interest income                                                      83              91             130
    Interest expense                                                   (412)           (667)           (658)
    Gain (loss) on sale of assets                                      (184)            744            (147)
    Other, net                                                         (613)           (417)             (2)
                                                               ------------    ------------    ------------
                                                                     (1,126)           (249)           (677)
                                                               ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                    (3,159)            729         (10,821)

PROVISION (BENEFIT) FOR INCOME TAXES                                  4,805             315          (1,092)
                                                               ------------    ------------    ------------

NET INCOME (LOSS)                                                    (7,964)            414          (9,729)

PREFERRED STOCK DIVIDENDS, REDEMPTION PREMIUM AND BENEFICIAL
   CONVERSION FEATURE                                                (1,720)         (2,690)              -
                                                               ------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                   $     (9,684)   $     (2,276)   $     (9,729)
                                                               ============    ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                    $      (2.60)   $      (0.69)   $      (3.11)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING      3,717,996       3,285,000       3,125,495

          See accompanying notes to consolidated financial statements.

                             DAW TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)
                  Years ended December 31, 2001, 2000 and 1999


                                                             Redeemable
                                                           Preferred Stock
                                                             3% Series A            Common Stock         Additional
                                                      ---------------------     --------------------       Paid-In
                                                         Shares     Value         Shares      Amount       Capital
                                                      ---------------------     -------------------------------------
BALANCE AS OF DECEMBER 31, 1998                               -    $     -       3,119,928    $    31      $16,651

Issuance of common stock under the employee stock
   purchase plan                                              -          -           8,351          -           22

Comprehensive loss:
   Net loss                                                   -          -               -          -            -
   Foreign currency translation adjustments                   -          -               -          -            -

      Comprehensive loss

                                                      ---------------------     -------------------------------------

BALANCE AS OF DECEMBER 31, 1999                               -          -      3,128,279         31       16,673

Issuance of preferred stock and common stock
   warrants together with related beneficial
   conversion feature                                       480      4,225              -          -        2,593

Preferred stock dividends                                     -          -              -                       -

Issuance of common stock upon conversion of
   preferred stock                                          (15)      (132)        54,512          1          131

Issuance of common stock as payments of dividends
   on preferred stock                                         -          -            779          -            3

Issuance of common stock under the employee stock
   purchase plan                                              -          -         10,451          -           28

Issuance of common stock upon exercise of
   employee stock options                                     -          -         75,387          1          436

Issuance of common stock upon the completion of
   the Intelligent Enclosures Corporation                     -          -        154,610          1           (1)

Comprehensive income:
   Net income                                                 -          -              -          -            -
   Foreign currency translation adjustments                   -          -              -          -            -

      Comprehensive income

                                                      ---------------------     -------------------------------------

BALANCE AS OF DECEMBER 31, 2000                             465    $ 4,093      3,424,018    $    34      $19,863
                                                      ---------------------     -------------------------------------



                                                                 Retained        Compre-    Accumulated
                                                      Common     Earnings        hensive        Other            Total
                                                       Stock   (Accumulated       Income    Comprehensive    Shareholders'
                                                      Warrants    Deficit)        (Loss)         Loss            Equity
                                                      -----------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1998                        $    -     $   1,445                    $       -         $18,127

Issuance of common stock under the employee stock
   purchase plan                                            -             -                            -              22

Comprehensive loss:
   Net loss                                                 -        (9,729)      $ (9,729)            -          (9,729)
   Foreign currency translation adjustments                 -             -           (117)         (117)           (117)
                                                                                  ---------
      Comprehensive loss                                                          $ (9,846)
                                                                                  ========
                                                      --------------------------               ---------------------------------

BALANCE AS OF DECEMBER 31, 1999                             -        (8,284)                        (117)          8,303

Issuance of preferred stock and common stock
   warrants together with related beneficial
   conversion feature                                     350        (2,593)                           -             350

Preferred stock dividends                                   -           (96)                           -             (96)

Issuance of common stock upon conversion of
   preferred stock                                          -             -                            -             132

Issuance of common stock as payments of dividends
   on preferred stock                                       -            (1)                           -               2

Issuance of common stock under the employee stock
   purchase plan                                            -             -                            -              28

Issuance of common stock upon exercise of
   employee stock options                                   -             -                            -             437

Issuance of common stock upon the completion of
   the Intelligent Enclosures Corporation                   -             -                            -               -

Comprehensive income:
   Net income                                               -           414       $    414             -             414
   Foreign currency translation adjustments                 -             -           (244)         (244)           (244)
                                                                                  ---------
      Comprehensive income                                                        $    170             -
                                                                                  =========
                                                      --------------------------              ---------------------------------

BALANCE AS OF DECEMBER 31, 2000                        $  350     $ (10,560)                   $    (361)        $ 9,326
                                                      --------------------------              ---------------------------------

                             DAW TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                        (in thousands, except share data)
                  Years ended December 31, 2001, 2000 and 1999

                                                             Redeemable
                                                           Preferred Stock
                                                             3% Series A              Common Stock         Additional   Common
                                                      ---------------------     -------------------------   Paid-In     Stock
                                                         Shares       Value        Shares       Amount     Capital     Warrants
                                                      ---------------------     -----------------------------------------------

BALANCE AS OF DECEMBER 31, 2000                             465     $ 4,093      3,424,018      $  34      $19,863       $350

Preferred stock dividends                                    -           -              -          -            -         -

Issuance of common stock upon conversion of
   preferred stock                                          (54)       (475)       327,312          3          472        -

Issuance of common stock as payment of dividends
   on preferred stock                                        -           -           7,973          1           29        -

Increase in redemption value of preferred stock
   and reclassification of accrued dividends                 -        1,783             -          -            -         -

Comprehensive loss:
   Net loss                                                  -           -              -          -            -         -
   Foreign currency translation adjustments                  -           -              -          -            -         -

      Comprehensive loss

                                                      ---------------------     -----------------------------------------------

BALANCE AS OF DECEMBER 31, 2001                             411     $ 5,401      3,759,303     $   38      $20,364       $350
                                                      =====================     ===============================================



                                                         Retained      Compre-      Accumulated
                                                         Earnings      hensive          Other           Total
                                                       (Accumulated     Income      Comprehensive   Shareholders'
                                                         Deficit)       (Loss)          Loss           Equity
                                                      ------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2000                        $(10,560)                     $   (361)     $    9,326

Preferred stock dividends                                  (126)                           -             (126)

Issuance of common stock upon conversion of
   preferred stock                                           -                             -              475

Issuance of common stock as payment of dividends
   on preferred stock                                       (17)                           -               13

Increase in redemption value of preferred stock
   and reclassification of accrued dividends             (1,577)                           -           (1,577)

Comprehensive loss:
   Net loss                                              (7,964)       $(7,964)            -           (7,964)
   Foreign currency translation adjustments                  -            (105)          (105)           (105)
                                                                       --------
      Comprehensive loss                                               $(8,069)
                                                                       ========
                                                      ---------------            ---------------------------------

BALANCE AS OF DECEMBER 31, 2001                        $(20,244)                     $   (466)     $       42
                                                      ===============            =================================


          See accompanying notes to consolidated financial statements.

                             DAW TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                              Year ended December 31,
                                                                         --------------------------------
                                                                           2001        2000        1999
                                                                         --------    --------    --------

Increase (decrease) in cash and cash equivalents
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                 $ (7,964)   $    414    $ (9,729)
       Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
           Depreciation and amortization                                      957       1,263       2,021
           (Gain) loss on sale of assets                                      184        (744)        147
           Provision for losses on accounts receivable                        110          56         360
           Deferred income taxes                                            3,789           -      (1,213)
           Changes in operating assets and liabilities:
              Restricted cash                                                (716)          -           -
              Accounts receivable                                             218        (195)      1,134
              Costs and estimated earnings in excess
                of billings on contracts in progress                        4,176      (2,682)      3,965
              Inventories, net                                                (16)        254      (1,379)
              Other current assets                                          2,061         238        (757)
              Other assets                                                    (11)         (2)        226
              Accounts payable and accrued liabilities                     (2,281)        854       4,159
              Billings in excess of costs and estimated
                earnings on contracts in progress                             (42)        434         (10)
                                                                         --------    --------    --------
                  Net cash provided by (used in) operating activities         465        (110)     (1,076)
                                                                         --------    --------    --------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                    (470)       (226)       (390)
       Disposal of equipment                                                    -         166         122
       Proceeds from sale of net assets                                        24         526         122
                                                                         --------    --------    --------
                  Net cash provided by (used in) investing activities        (446)        466        (268)
                                                                         --------    --------    --------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase (decrease) in checks written in excess of cash in bank        (22)       (248)        248
       Net borrowings (repayments) on line of credit                          (18)     (2,655)          4
       Proceeds from issuance of common stock                                   -         464          22
       Proceeds from issuance of preferred stock and related
         common stock warrants                                                  -       4,575           -
       Payments on capital lease obligations                                 (120)       (636)       (657)
                                                                         --------    --------    --------

                  Net cash provided by (used in) financing activities        (160)      1,500        (383)
                                                                         --------    --------    --------
    Effect of exchange rate changes on cash and cash equivalents              (65)         23        (117)
                                                                         --------    --------    --------

    Net increase (decrease) in cash and cash equivalents                     (206)      1,879      (1,844)

    Cash and cash equivalents at beginning of year                          2,175         296       2,140
                                                                         --------    --------    --------
    Cash and cash equivalents at end of year                             $  1,969    $  2,175    $    296
                                                                         ========    ========    ========


          See accompanying notes to consolidated financial statements.

                             DAW TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                        (in thousands, except share data)

                                                                  Year Ended December 31,
                                                               ------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:               2001       2000       1999
                                                               --------   --------   --------

Cash paid during the year for:
    Interest                                                   $    402   $    667   $    658
    Income taxes                                                    131         49          -


NONCASH INVESTING AND FINANCING ACTIVITIES:

YEAR ENDED DECEMBER 31, 2001:

     Accrued dividends of $143 on preferred stock.

     Issued 335,285 shares of common stock upon the conversion of 54 shares of Series A preferred stock and related accrued dividends.

     Recorded an increase in the redemption value of $1,783 on Series A preferred stock upon occurrence of triggering event, included $206 in previously accrued dividends.

     Entered into capital lease obligations for property and equipment in the amount of $92.

YEAR ENDED DECEMBER 31, 2000:

     Accrued dividends of $97 on preferred stock.

     Recorded a preferred stock beneficial conversion feature of $2,593 upon issuance of Series A preferred stock.

     Issued 55,291 shares of common stock upon the conversion of 15 shares of Series A preferred stock and related accrued dividends.

     Issued 154,610 shares of common stock to complete the 1998 acquisition of Intelligent Enclosures Corporation.

     Entered into capital lease obligations for property and equipment in the amount of $252.

     Sold certain assets of the Company's manufactured products operations with a net book value of $616 for $526 and the assumption of $834 of the Company's related liabilities. The transaction resulted in a change to the following balance sheet accounts:

         Assets sold:
           Other assets                             $   15
           Inventories, net                            365
           Property and equipment                      236
                                                    ------
                                                       616
                                                    ------
         Cash received                                 526
         Liabilities assumed                           834
                                                    ------
         Total consideration                         1,450
                                                    ------
         Gain on sale of net assets                 $  744
                                                    ======

YEAR ENDED DECEMBER 31, 1999:

     Entered into capital lease obligations for property and equipment in the amount of $152.


          See accompanying notes to consolidated financial statements.

                             DAW TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)

Note 1 - Nature of Operations and Basis of Presentation

         Daw Technologies, Inc. and Subsidiaries (the "Company") is a supplier of ultra-clean manufacturing environments, or cleanrooms, to the semiconductor industry. The Company designs, engineers, manufactures, installs and services all principal component systems for advanced cleanrooms. The Company also manufactures and sells other products that are manufactured similar to cleanrooms, and provides contract manufacturing services on an original equipment manufacturer basis for various customers.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred recurring net losses attributable to common shareholders totaling $21,689 for the three-year period ended December 31, 2001. In addition as of December 31, 2001, preferred stock with a redemption value of $5,401 is currently redeemable by the holders (see
         Note 12), the Company is not in compliance with certain covenants of its line of credit (see Note 10), and has minimal shareholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans with respect to this uncertainty include, among other matters, (1) negotiating with the preferred shareholders to delay the exercise or modify the redemption rights, (2) obtaining a waiver for the events of noncompliance of the line of credit, (3) raising sufficient additional funding, (4) continuing to increase revenue by pursuing favorable contracts and (5) minimizing operating costs.

         There can be no assurance that management's plans will be successful. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries, Daw Technologies Europe Ltd., which was organized in 1999, Daw Technologies France, which was organized in 2000, Translite Systems, Inc., (inactive) which was organized in 1999 and Daw Mexico S.de R.L. de C.V., organized in 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Included in cash at December 31, 2001 are accounts totaling $1,734 in foreign banks.

         RESTRICTED CASH

         At December 31, 2001 and 2000, the Company had $716 and $0, in deposits at banks in Israel which was restricted as to the Company's use. In November 1999, a customer brought a legal action against the Company through the Israeli District Court. The Israeli District Court issued a court order in 2001 creating a restriction on the Company's cash balances held in Israel, preventing the Company from withdrawing the funds until the Court had formally approved the final settlement. The Court approved the settlement in March 2002, thereby removing the restriction.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Accounts receivable are shown net of an allowance for doubtful accounts. The Company generally offers 30-day credit terms on the sale of its products to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customers' financial condition, general economic trends and management judgement. As of December 31, 2001 and 2000, the allowance for doubtful accounts was $440 and $329, respectively.

         INVENTORIES

         Inventories are stated at the lower of cost or market, determined on a first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives. Leased property under capital leases and leasehold improvements are amortized over the shorter of the lives of the respective leases or over the useful lives of the assets using the straight-line method.

         Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in the determination of income (loss). Major renewals and improvements are capitalized and depreciated over their estimated useful lives while minor expenditures for maintenance and repairs are charged to expense as incurred.

         LONG-LIVED ASSETS

         Long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment is based upon the difference between the asset's carrying value and fair value. As of December 31, 2001, the Company does not consider any of its long-lived assets to be impaired.

         REVENUE AND COST RECOGNITION

         Revenue for construction contracts is recognized using the percentage-of-completion method based upon a ratio of costs incurred to date to total estimated costs to complete the contract. Revenue recognition begins when progress is sufficient to estimate final results with reasonable accuracy. Contract costs include all direct and indirect labor and related benefits, direct materials, subcontractor costs and allocated overhead costs. Revenue related to change orders in the scope of a contract are recognized when the customer has authorized the change, the work is commenced and the Company has made an estimate of the amount that is probable of being paid and incurred for the change. During the course of a contract, revisions in estimated total contract revenue and costs are recorded when the facts requiring the revisions become known.

         Costs attributable to contract penalties, claims or disputes and provisions for estimated losses on uncompleted contracts are recorded in the period in which they are determined. It is reasonably possible that estimates related to contracts may change in the near term.

         Contracts generally provide that billings are to be made in amounts which are commensurate with the extent of performance under the contracts. Contract receivables arise principally from the balance of amounts due on progress billings on jobs under construction. Retentions on contract receivables are amounts due on progress billings, which are withheld until the completed project has been accepted by the customer. Typically these retentions are 5 to 10 percent of the amount billed.

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

         PRODUCT WARRANTY

         The Company warrants its products against defects in design, materials and workmanship for a period of 12 months. The Company maintains an accrual for warranty claims and adjusts this accrual periodically based on historical experience and known warranty claims. Actual costs may vary from estimates based on trends of losses for filed claims and claims estimated to be filed.

         RESEARCH AND DEVELOPMENT COSTS

         The Company conducts research and development to develop new products or product improvements not directly related to a specific project. Research and development costs are charged to expense as incurred.

         INCOME TAXES

         The Company utilizes the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. A valuation allowance against deferred income tax assets is recorded when it is more likely than not that a deferred income tax asset is not realizable.

         TRANSLATION OF FOREIGN CURRENCIES

         The functional currency for the Company's foreign operations is the British Pound Sterling. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rate at the end of each reporting period. Income and expense items are translated at the weighted average exchange rates for the period. Translation adjustments are recorded as a separate component of comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other income (expense). For the years ended December 31, 2001, 2000 and 1999, foreign currency transaction losses were $866, $41 and $192, respectively.

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments.

         REVERSE STOCK SPLIT

         On May 30, 2001, the Company's shareholders approved a one-for-four reverse stock split of the Company's outstanding common stock. This stock split has been retroactively reflected in the accompanying consolidated financial statements for all years presented.

         NET LOSS PER COMMON SHARE

         Basic earnings per common share ("Basic EPS") excludes dilution and is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share ("Diluted EPS") reflects the potential dilution that could occur if common stock equivalents were converted into common stock. For the years ended December 31, 2001, 2000 and 1999, common stock equivalents (consisting of options, warrants and convertible preferred stock) of 5,103,081, 730,500 and 185,375, respectively, were not considered in the computation of Diluted EPS since their effect would be antidilutive, thereby decreasing the net loss per common share.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years' financial statements to conform with the 2001 presentation.

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

Note 3 - Accounts Receivable

         Accounts receivable consist of the following as of December 31, 2001 and 2000:

                                                      2001        2000
                                                    --------    --------

         Trade accounts receivable                  $  1,454    $    434
         Contract receivables                          5,585       7,099
         Retention receivables                           368         143
                                                    --------    --------
                                                       7,407       7,676
         Less allowance for doubtful accounts           (440)       (329)
                                                    --------    --------
                    Total                           $  6,967    $  7,347
                                                    ========    ========


Note 4 - Contracts in Progress

         Costs incurred to date and estimated earnings and the related progress billings to date on contracts in progress are as follows as of December 31, 2001 and 2000:

                                                                2001        2000
                                                              --------    --------

         Costs incurred on contracts in progress              $ 60,977    $ 39,495
         Estimated earnings                                     11,906       8,265
                                                              --------    --------
         Total costs and estimated earnings                     72,883      47,760
         Less progress billings to date                        (72,992)    (43,645)
                                                              --------    --------
                    Total                                     $   (109)   $  4,115
                                                              ========    ========

         The totals above are included in the accompanying consolidated balance sheets under the following captions as of December 31, 2001 and 2000:

                                                                2001        2000
                                                              --------    --------
         Costs and estimated earnings in excess
            of billings on contracts in progress              $  1,803    $  6,109
         Billings in excess of costs and estimated
            earnings on contracts in progress                   (1,912)     (1,994)
                                                              --------    --------
                    Total                                     $   (109)   $  4,115
                                                              ========    ========

Note 5 - Inventories

         The components of inventories, net are as follows as of December 31, 2001 and 2000:

                                                      2001        2000
                                                    --------    --------

         Raw materials                              $  1,801    $  2,277
         Work in process                                 385           -
                                                    --------    --------
                                                       2,186       2,277
         Less allowance for obsolescence                (203)       (300)
                                                    --------    --------
                    Total                           $  1,983    $  1,977
                                                    ========    ========


Note 6 - Other Current Assets

         Other current assets consist of the following as of December 31, 2001 and 2000:

                                                      2001       2000
                                                    --------   --------

         Refundable foreign taxes                   $    687   $  2,603
         Prepaid expenses                                 53        143
         Other                                             5         81
                                                    --------   --------
                    Total                           $    745   $  2,827
                                                    ========   ========

Note 7 - Property and Equipment

         Property and equipment, net and estimated useful lives consist of the following as of December 31, 2001 and 2000:

                                                                    Estimated Useful Life     2001        2000
                                                                    ---------------------   --------    --------
         Equipment                                                          5-10            $  2,112    $  1,839
         Furniture and fixtures                                              3-5                 599       1,331
         Leasehold improvements                                             5-10               2,571       2,592
         Equipment under capital leases                                     5-10               3,440       3,588
         Vehicles                                                            3-5                 240         287
                                                                                            --------    --------
                                                                                               8,962       9,637
         Less accumulated depreciation and amortization including
            $3,213 and $3,279 for equipment under capital leases,
            respectively                                                                      (7,368)     (7,603)
                                                                                            --------    --------
                    Total                                                                   $  1,594    $  2,034
                                                                                            ========    ========


Note 8 - Other Assets

       Other assets consist of the following as of December 31, 2001 and 2000:

                                                                                    2001       2000
                                                                                  --------   --------
         Intangibles assets, net of accumulated amortization of $627 and
            $461, respectively                                                    $    647   $    802
         Other                                                                          31         33
                                                                                  --------   --------
                    Total                                                         $    678   $    835
                                                                                  ========   ========

         Intangible assets consist primarily of acquired patents, which are amortized on the straight-line method over the estimated useful life of the patent. The estimated useful lives range from 2 to 5 years. Amortization of intangibles was $166, $113, and $195 during 2001, 2000 and 1999, respectively.

Note 9 - Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of the following as of December 31, 2001 and 2000:

                                                      2001       2000
                                                    --------   --------

         Trade accounts payable                     $  3,675   $  5,488
         Other accrued liabilities                     1,531      1,230
         Salaries, wages and benefits                    589        999
         Foreign and domestic sales taxes                352        876
         Warranty reserve                                209        275
                                                    --------   --------
                    Total                           $  6,356   $  8,868
                                                    ========   ========

Note 10 - Line of Credit

         During 2001 and 2000, the Company maintained a revolving line of credit with a domestic bank. The Company has $2,585 and $2,603 outstanding in borrowings under the line of credit as of December 31, 2001 and 2000, respectively. As of December 31, 2001, borrowings under the line of credit were limited to the lesser of $3,000 or an available borrowing base equal to 75 percent of the Company's domestic accounts receivable (approximately $3,500 at December 31, 2001). Interest on borrowings under the line of credit is payable monthly. The interest rate associated with the line of credit is variable and is equal to the bank's prime rate (4.75 percent at December 31, 2001) plus an applicable margin (0.5 percent at December 31, 2001). The applicable margin ranges from 0 to 2 percent and is based upon a ratio of (i) the Company's earnings before interest and taxes to (ii) interest expense. Borrowings under the line of credit are collateralized by substantially all the assets of the Company and were due on January 31, 2002. Subsequent to December 31, 2001, the bank extended the expiration date to January 31, 2003. The maximum borrowings available under the extended line of credit is $3,000 from February 2002 until October 2002 and $2,750 from November 2002 to January 2003.

         Additionally, the line of credit requires the Company to maintain certain financial and non-financial covenants. These covenants impose capital expenditure limitations and require the Company to maintain a monthly fixed charge ratio of not less than 1.25 as defined in the line of credit agreement. As of December 31, 2001 the Company was out of compliance with the covenants. As a result of this non-compliance, the applicable margin was increased to 2 percent and all borrowings under the line of credit became payable. The Company is currently in the process of negotiating a waiver for the events of noncompliance, renegotiating the terms of the line of credit and securing alternative financing from other sources; however, there can be no assurance that the Company will be successful in these efforts.

Note 11 - Capital Lease Obligations

         The Company has entered into capital leases with various financial institutions. The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net lease payments as of December 31, 2001:

         Year ending December 31,
         ------------------------
             2002                                                     $  118
             2003                                                         31
             2004                                                         12
             2005                                                         10
             2006                                                          4
                                                                      ------
         Total minimum leases payments                                   175
         Less amounts representing interest                              (16)
                                                                      ------
         Present value of net minimum lease payments                     159
         Less current portion                                           (109)
                                                                      ------
         Long-term portion                                            $   50
                                                                      ======

Note 12 - Preferred Stock

         The Company's articles of incorporation provide for the issuance of up to 10,000,000 shares of preferred stock in one or more series. The Company's board of directors is authorized, without shareholder approval, to designate and determine the preferences, limitations and relative rights granted to or imposed upon any series of preferred stock or increase or decrease the number of shares constituting any series of preferred stock.

         3% SERIES A CONVERTIBLE PREFERRED STOCK

         During 2000, the Company's board of directors authorized 500 shares of the Company's preferred stock as 3% Series A Convertible Preferred Stock ("Series A"). During 2000, the Company entered into a convertible preferred stock purchase agreement whereby the Company sold 480 shares of Series A and warrants to the purchase of 118,125 shares of common stock (see Note 14) for an aggregate of $4,800. The Company received net proceeds of $4,575 after offering costs, of which $4,225 was allocated to Series A and $350 was allocated to the warrants based on their relative fair values. The then current chairman and chief executive officer of the Company purchased 30 of the Series A shares sold in the offering.

         DIVIDENDS

         Each share of Series A has a par value of $0.01 and a stated value equal to the sum of $10 plus all accrued dividends not previously paid in cash. Dividends are cumulative and accrue at a rate of 3 percent per year on the stated value of the Series A shares. Dividends are payable at the Company's discretion in cash or through an increase in the stated value; however, the Company must pay dividends in cash if (1) the number of authorized shares of underlying shares of common stock is insufficient to permit conversion, (2) the underlying shares of common stock are not registered for resale pursuant to an effective registration statement and may not be sold without volume restrictions,
         (3) the common stock is not listed on the Nasdaq National Market, the New York Stock Exchange, American Stock Exchange or Nasdaq SmallCap Market (collectively, the "National Markets"), or (4) the accretion of the dividends and subsequent conversion would result in a violation of the rules and regulations governing any of the above National Markets. Dividends accrue daily on the basis of a 360 day year commencing on the issuance date and are payable upon each conversion date.

         During 2001, the Company issued 7,973 common shares with a fair market value of $30 upon the conversion of dividends on 54 shares of Series A. During 2000, the Company issued 779 common shares with a fair market value of $3 upon the conversion of dividends on 15 shares of Series A. During 2001 and 2000, the Company accrued dividends of $126 and $96, respectively. At December 31, 2001, the Company had accrued dividends of $206, which are included in the value of the Series A in the accompanying balance sheet as a result of a triggering event (see below).

         PREFERENCES AND RIGHTS

         Series A shares have priority over any other class or series of outstanding capital stock of the Company with respect to dividend rights and liquidation, winding up or dissolution rights. The liquidation preference for each share of Series A is equal to the stated value per share, which includes accrued dividends. The holders of Series A shares have no voting rights.

         The Series A shares also have certain anti-dilution rights related to
         (1) the payment of a stock dividend or distribution to other equity holders, (2) stock splits, (3) the issuance of rights, warrants or options to all holders of common stock entitling them to subscribe for or purchase shares of common stock at a price less than $5.13 per share, and (4) the issuance of shares of common stock or rights, warrants, options or other securities or debt that is convertible into or exchangeable for shares of common stock entitling the holder to acquire shares of common stock at a price per share less than the conversion price of Series A, with certain exceptions such as shares issued under the Company's stock option plans.

         CONVERSION

         Each share of Series A is convertible into common shares at the option of the holder at any time. The conversion price is the stated value of the Series A divided by the lessor of 1) $5.28 per common share, or 2) 80 percent of the average of the five lowest consecutive market values of the common shares during the 25 trading days preceding the conversion date. This conversion ratio results in a beneficial conversion feature. The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A shares can be converted and the value assigned to the Series A shares. The Series A shares were convertible upon issuance. Accordingly, the beneficial conversion feature value of $2,593 was recorded during 2000 upon the issuance of the Series A shares.

         The shares of Series A will automatically be converted on September 8, 2002, or an earlier date, if any, that Company's stock price on one of the National Markets exceeds $10.56 per share for 30 consecutive trading days, subject to certain exceptions. These exceptions include the effectiveness of an underlying registration statement, the ability to sell the underlying shares, insufficient authorized common shares or a default of any material covenant related to the Series A shares. However, the date on which an automatic conversion otherwise would occur shall be extended for any trading days after following 90 days subsequent to the issuance date that the holder of the Series A shares is unable to resell the underlying shares due to the Company's common stock not being listed or quoted on one of the National Markets, the failure of an underlying registration statement to be declared effective or the suspension of the holder's right to resell the underlying shares.

         Notwithstanding the above, a holder of Series A shares may not convert the shares if the conversion results in the holder beneficially owning more than 5 percent of the then outstanding shares of common stock.

         In the case of any merger or consolidation of the Company, or sale of more than 50 percent of the assets of the Company in one or a series of related transactions, the holders of Series A shares shall have the right to receive consideration equal to the amount into which such shares of Series A would have received prior to the sale or in the case of a merger or consolidation, require the surviving entity to issue shares of convertible preferred stock or convertible debentures with a value equal to the stated value of the shares then held provided that the terms shall have terms identical to the terms of Series A except as may be required to reflect the differences between debt and equity.

         During 2001, 54 shares of Series A were converted into 327,312 shares of common stock. During 2000, 15 shares of Series A were converted into 54,512 shares of common stock. As of December 31, 2001, 411 shares of Series A remain outstanding which are convertible into 4,716,716 shares of common stock at the current conversion ratio as defined in the agreement.

         REDEMPTION FEATURES

         Upon occurrence of a triggering event, each holder of Series A shares has the right to require the Company to redeem all or a portion of the shares then held by them for a redemption price payable in cash. The redemption amount is equal to the greater of (1) 120 percent of the stated value of the Series A or (2) the market value of the common shares multiplied by then current conversion ratio, plus the product of the number of common shares obtained from a conversion of Series A shares and then held by the holder and the market value of the common stock on the redemption date or payment date, whichever is greater. Triggering events include, but are not limited to, (1) the failure to have the underlying registration statement declared effective prior to the 180th day after the issuance date; (2) a lapse in the effectiveness of the underlying registration statement, (3) the failure of the Company's common stock to be listed for trading on one of the National Markets or the suspension of trading on one of the National Markets for more than 20 days; or (4) the failure to have a sufficient number of authorized shares of common stock issuable upon the conversion of the Series A shares. In December 2001, the Company's common stock failed to be traded on one of the National Markets for more than 20 days and accordingly, a triggering event occurred. The incremental redemption value of $1,783 was recorded as an accretion to the Series A upon the occurrence of the triggering event.

         The holders of Series A shares currently have the right to require the Company to redeem their shares of Series A; however, no notice of redemption has been received.

Note 13 - Employee Stock Purchase Plan

         During 1996, the shareholders ratified the adoption of the Daw Technologies, Inc.'s 1996 Employee Stock Purchase Plan. The maximum number of shares of the Company's common stock available for issuance under the plan was 187,500. All employees who had completed 90 days of employment were eligible to participate in the plan. The plan enabled employees to purchase shares of the Company's common stock at a 15 percent discount, through payroll deductions. Shares were purchased semi-annually at the lower of the beginning or the ending of the offering period closing stock price. The semi-annual offering periods began on May 1 and November 1 of each year. The plan originally expired on April 30, 2001; however, on April 30, 2001, the Company's board of directors amended the plan to add a six-month offering period from May 1, 2001 to October 31, 2001. During 2001, 2000 and 1999, the Company received $0, $28, and $22, respectively from employees for the purchase of 0, 10,451 and 8,351 shares of common stock, respectively.

Note 14 - Stock-based Compensation

         STOCK OPTIONS

         On July 30, 1999, the shareholders of the Company approved the 1999 Omnibus Stock Incentive Plan (the "1999 Plan"), as a successor to the Company's 1993 Stock Option Plan (the "1993 Plan"). The 1999 Plan provides for the grant of options to the Company's employees, directors and consultants. A total of 312,500 shares of common stock were reserved for issuance under the 1999 Plan, which included 61,375 shares authorized but unissued under the 1993 Plan. The exercise price of the options granted under the 1999 Plan may not be less than the fair market value of the Company's common stock on the date of grant. Options granted under the 1999 Plan are subject to expiration and vesting terms as determined by the Company's board of directors, provided that no options can expire more than ten years from the date of grant.

         A summary of stock option activity under the plans for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                  2001                        2000                        1999
                                        ------------------------   --------------------------  -------------------------
                                                     Weighted-                   Weighted-                  Weighted-
                                                      Average                     average                    average
                                           Stock   exercise price     Stock   exercise price     Stock    exercise price
                                          options    per share       options     per share      Options     per share
                                        ------------------------   --------------------------  -------------------------
         Outstanding at beginning of     176,115       $5.44         185,375       $6.52        217,250        $7.96
            the year
             Granted                      98,375        2.05          82,000        3.80              -            -
             Exercised                         -           -         (75,387)       5.84              -            -
             Canceled or expired          (6,250)       3.79         (15,873)       8.24        (31,875)        7.12
                                        --------                    --------                   --------
         Outstanding at end of the
            year                         268,240        4.70         176,115        5.44        185,375         6.52
                                        ========                    ========                   ========

         Exercisable at end of the
            year                         142,365       $6.68          95,363       $6.80        159,000        $7.96

         A summary of the status of the options outstanding under the Company's stock option plan as of December 31, 2001 is presented below:

                                                      Options Outstanding                Options Exercisable
                                           ----------------------------------------   -------------------------
                                                            Weighted-
                                                             average     Weighted-                   Weighted-
                                                            remaining     average                     average
                                              Number       contractual   exercise        Number       exercise
              Range of exercise prices      outstanding   life (years)     price      exercisable      price
              ------------------------      -----------   ------------   ----------   -----------   -----------
              $1.17 - $2.50                    96,125         9.2      $    2.05              -       $    -
               2.51 -  4.00                    76,250         8.1           3.71         46,875          3.69
               4.01 -  8.80                    57,615         4.9           5.83         57,240          5.84
               8.81 - 14.24                    38,250         5.5          11.62         38,250         11.62
                                             --------                                  --------
                                              268,240         7.4           4.70        142,365          6.69
                                             ========                                  ========

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Therefore, the Company continues to account for stock-based compensation under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would have been changed to the following pro forma amounts:

                                                                     2001       2000       1999
                                                                   --------   --------   --------

           Net loss attributable to common
              shareholders:                    As reported         $(9,684)   $(2,276)   $(9,729)
                                               Pro forma            (9,896)    (2,499)    (9,903)
           Basic and diluted net loss per
              common  share:                   As reported         $ (2.60)   $ (0.69)   $ (3.11)
                                               Pro forma             (2.66)     (0.76)     (3.17)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 2001        2000
                                               --------    --------
         Expected volatility                         92%        144%
         Risk free interest rate                    4.8%        5.5%
         Expected dividend rate                       0%          0%
         Expected life in years                       5          10

         The weighted-average fair value of options granted in 2001 and 2000 was $1.56 and $3.72, respectively.

         WARRANTS

         In conjunction with the issuance of the Series A shares (see Note 12), the Company issued warrants to purchase 118,125 additional shares of common stock. Warrants to purchase 90,000 shares were issued with an exercise price of $5.28 per share and expire on April 28, 2003. Warrants to purchase 6,250 shares were issued with an exercise price of $4.80 per share and expire on May 1, 2003. Warrants to purchase 21,875 shares were issued with an exercise price of $6.88 per share and expire on May 1, 2005. As of December 31, 2001, these warrants remain outstanding. The estimated fair value of the warrants of $495 was computed using the Black-Scholes pricing model. As discussed in Note 12, the Company received net proceeds from the sale of Series A and warrants of $4,575 after offering costs, of which $4,225 was allocated to Series A and $350 was allocated to the warrants based on their relative fair values.

Note 15 - Restructuring charges

         During 1999, the Company recorded $796 in costs related to the transfer of the ownership of the Company's Asia/Pacific operations to a former employee and recorded $1,043 in costs related to discontinuing the manufacture of cleanroom ceiling system and air handling unit components.

Note 16 - Income Taxes

         Income (loss) before income taxes consisted of the following for 2001, 2000 and 1999:

                                            2001        2000        1999
                                          --------    --------    --------
         Domestic                         $ (2,317)   $    375    $ (9,274)
         Foreign                              (842)        354      (1,547)
                                          --------    --------    --------
                                          $ (3,159)   $    729    $(10,821)
                                          ========    ========    ========

         The provision (benefit) for income taxes for 2001, 2000 and 1999 consisted of the following:

                                                                2001       2000        1999
                                                              --------   --------    --------
         Current income tax provision (benefit):
             Federal                                         $       -   $    287    $    106
             State                                                  28         28          15
             Foreign                                               988          -           -
                                                              --------   --------    --------
                                                                 1,016        315         121
                                                              --------   --------    --------
         Deferred income tax provision (benefit):
             Federal                                             3,281          -      (1,511)
             State                                                 508          -         298
                                                              --------   --------    --------
                                                                 3,789          -      (1,213)
                                                              --------   --------    --------
             Total provision (benefit) for income taxes       $  4,805   $    315    $ (1,092)
                                                              ========   ========    ========

       Reconciliations between the provision (benefit) for income taxes at the federal statutory income tax rate and the Company's provision (benefit) for income taxes for 2001, 2000 and 1999 are as follows:

                                                                2001        2000        1999
                                                              --------    --------    --------
         Provision (benefit) at federal statutory rate        $ (1,074)   $    248    $ (3,679)
         State income taxes, net of federal
            income tax benefit                                    (104)         15        (324)
         Foreign operations                                        976           -           -
         Nondeductible expenses                                      7         (97)          5
         Change in valuation allowance                           5,000         174       2,887
         Other, net                                                  -         (25)         19
                                                              --------    --------    --------
             Income tax provision (benefit)                   $  4,805    $    315    $ (1,092)
                                                              ========    ========    ========

         The components of the deferred income tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                                          2001        2000
                                                                        --------    --------
         Current deferred income tax assets:
             Allowance for doubtful accounts                            $     49    $    123
             Accrued expenses and reserves                                   271         302
                                                                        --------    --------
                    Total current deferred income tax assets                 320         425

         Long-term deferred income tax assets
             Excess book depreciation and amortization                       615         303
             Foreign tax credits                                             104         197
             Alternative minimum tax credit carry forwards                   220         220
             Net operating loss carry forward                              6,802       5,705
                                                                        --------    --------
                    Total long-term deferred income tax assets             7,741       6,425
                                                                        --------    --------
                    Total deferred income tax assets                       8,061       6,850
             Valuation allowance                                          (8,061)     (3,061)
                                                                        --------    --------
                    Total                                                $     -    $  3,789
                                                                        ========    ========

         The amount of and ultimate realization of the benefits from deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company's future earnings and other future events, the effects of which cannot be determined. The realizablility of the deferred tax assets is evaluated quarterly. This evaluation includes the consideration of the Company's forecasts of taxable income (loss) in the Company's various tax jurisdictions and the positive and negative evidence surrounding the realizability of its deferred tax assets. As business conditions change, the Company's confidence associated with the likelihood of the realizability of the deferred tax assets may change resulting in either an increase or a decrease in the valuation allowance. During 2001, the Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.

         As of December 31, 2001, the Company has net operating loss carryforwards for income tax purposes of $17,115, unused foreign income tax credits of $104 which may be applied against future taxable income, if any, and which expire in various years through 2019. The Internal Revenue Code contains provisions which may reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether such limitations have occurred.

         In 2001, the Company received a tax assessment of approximately $3,300 in taxes, penalties, interest and fees from the French taxing authorities for not timely filing returns and the disallowance of certain deductions. The Company is disputing the assessment and is currently negotiating with the French authorities to reduce this assessment. The Company has accrued an estimated settlement of approximately $900 in 2001. However, this estimate could change in the near term and the change could be significant.

Note 17 - Commitments and Contingencies

         LITIGATION

         The Company is engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon discussions with counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial position or results of operations.

         OPERATING LEASE OBLIGATIONS

         The Company leases buildings, machinery and equipment under operating leases. The building leases expire through 2006. The Company has an option to renew one building lease for four additional five year periods upon expiration in 2005. The machinery and equipment leases expire through 2006. The following is a schedule, by year, of future minimum lease payments, excluding renewal options, as of December 31, 2001:

                Year ending December 31,
                ------------------------
                    2002                                       $   631
                    2003                                           576
                    2004                                           576
                    2005                                            60
                    2006                                            15
                    Thereafter                                      15
                                                               -------
                                                               $ 1,873
                                                               =======

         The building leases provide for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $1,007, $1,376 and $2,314 for 2001, 2000 and 1999, respectively.

Note 18 - Benefit Plans

         SAVINGS PLAN

         The Company offers eligible employees participation in a 401(k) savings plan. Under the terms of the plan, the Company may, at its discretion, match up to 50 percent of employee contributions up to a maximum matching contribution of 3 percent of the employee's annual salary. Contributions are made at the discretion of the board of directors. The Company's discretionary contributions to the plan were $123, $117 and $147 for the years ended December 31, 2001, 2000 and 1999, respectively.

         MULTI-EMPLOYER PENSION PLANS

         The Company contributes to several multi-employer pension plans for employees covered by collective bargaining agreements. Employees covered by these plans are engaged solely in on-site installation of cleanrooms. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company's contributions to the multi-employer pension plans totaled $191, $17 and $128, respectively, for the years ended December 31, 2001, 2000 and 1999. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total pension plans' net assets are not available from the plans' administrators.

         The Multi-Employer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provision of the Act, if the plans terminate or the Company withdraws, the Company could be subject to a withdrawal liability. Management has no intention of undertaking any action which could subject the Company to any withdrawal liability which would have a material effect on the Company's financial position or results of operations.

Note 19 - Related Party Transactions

         The Company purchased goods and services from Daw Incorporated, an entity partially owned by a shareholder of the Company, totaling $26, $39, and $71 in 2001, 2000 and 1999, respectively. The Company sold goods and services to Daw Incorporated totaling $17 in 2001 and $0 in 2000 and 1999.

         A member of the board of directors is a partner in a law firm which provided legal services to the Company. The Company paid legal fees to this firm of $1, $125 and $19 during 2001, 2000 and 1999, respectively.

Note 20 - Concentration of Credit Risk and Significant Customers

         CONCENTRATION OF CREDIT RISK

         The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and receivables. In the normal course of business, the Company provides credit according to the terms of the individual project contracts primarily to semi-conductor manufacturers.

         At December 31, 2001, two customers in the aggregate accounted for approximately 44 percent of accounts receivable. At December 31, 2000, four customers in the aggregate accounted for approximately 33 percent of accounts receivable. At December 31, 2001 and 2000, approximately 47 percent and 43 percent, respectively, of accounts receivable were from entities located outside of North America, primarily Europe and denominated in various foreign currencies. The Company routinely evaluates the financial strength of its customers and monitors each account to minimize the risk of loss and makes provision for estimated losses as necessary.

         SIGNIFICANT CUSTOMERS

         The Company has typically had one to three customers in each year which each account for more than 10 percent of revenue. These major customers are typically general contractors of fabrication facilities.

         The Company's major customers and related revenue received are as follows:

                                       2001       2000       1999
                                     --------   --------   --------

         Company A                   $  8,054   $  6,461   $ 10,625
         Company B                      8,322      4,484      4,508
         Company C                          -      6,870          -
         Company D                         99        928      5,337


Note 21 - Segment Information

         The Company has three reportable segments, namely cleanroom, mini-environment and manufactured products. The operations of the Company's cleanroom segment consists primarily of the design, manufacture and installation of cleanroom components and integrated cleanroom systems such as those used in the semiconductor, computer hardware, pharmaceutical, biotechnology and food processing industries. The operations of the Company's mini environments segment consists of the design, manufacture and installation of small clean environment systems such as those used in semiconductor and pharmaceutical research and development. The operations of the manufactured products segment consists primarily of contract-based manufacturing and specialized painting services for manufacturers and fabricators. In 2001, the Company established the mini environments segment. Prior to 2001, this segment was included in the results of the cleanroom segment. Information for 2000 and 1999 has been restated to reflect the establishment of this new segment.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance of each segment based on income or loss from operations. Revenue by segment reflects sales to unaffiliated customers. Each segment uses the same manufacturing facility. Accordingly, in computing income or loss from operations, the Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities and manufacturing overhead. It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility. Identifiable assets, capital expenditures by segment are reported below. Unallocable assets and capital expenditures relate primarily to the Company's manufacturing facility and other non operating assets.

         Segment information for the cleanrooms and related products and other manufactured products are as follows:

                                                                   Years ended December 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
         Revenue, net:
             Cleanroom                                        $ 33,338    $ 36,348    $ 29,529
             Mini environment                                    1,921       3,014       1,246
             Manufactured products                               5,274      12,062      13,236
                                                              --------    --------    --------
                                                              $ 40,533    $ 51,424    $ 44,011
                                                              ========    ========    ========

         Income (loss) from operations:
             Cleanroom                                        $  2,238    $  3,398    $   (278)
             Mini environment                                       44         897        (578)
             Manufactured products                                (820)        342      (4,464)
             Unallocated                                        (3,495)     (3,659)     (4,824)
                                                              --------    --------    --------
                                                              $ (2,033)   $    978    $(10,144)
                                                              ========    ========    ========

         Capital expenditures (including acquisitions
            through capital lease obligations):
             Cleanroom                                        $     68    $     48    $     23
             Mini environment                                        2          12          24
             Manufactured products                                 169         383         313
             Unallocated                                           323         268         182
                                                              --------    --------    --------
                                                              $    562    $    711    $    542
                                                              ========    ========    ========


         Depreciation and amortization, including
            amounts charged to cost of goods sold:
             Cleanroom                                        $     55    $     62    $    102
             Mini environment                                      160         116         195
             Manufactured products                                 646         231       1,546
             Unallocated                                            96         109         178
                                                              --------    --------    --------
                                                              $    957    $    518    $  2,021
                                                              ========    ========    ========

                                                     As of December 31,
                                                    -------------------
                                                      2001       2000
                                                    --------   --------
         Assets:
             Cleanroom                              $ 11,337   $ 16,712
             Mini environment                            647        839
             Manufactured products                     1,776      1,712
             Unallocated                               2,695      7,830
                                                    --------   --------
                                                    $ 16,455   $ 27,093
                                                    ========   ========

         Revenue by country are based on the location of the project for long-term projects for cleanroom and mini environment revenue and by the location of the customer for manufactured products revenues and are as follows:

                                                 2001       2000       1999
                                               --------   --------   --------

         United States                         $ 23,079   $ 31,664   $ 19,342
                                               --------   --------   --------

         Canada                                      12      4,844     11,827
         United Kingdom                           5,601      5,444      5,893
         Peoples Republic of China                    -          -        382
         Italy                                    2,582        983         42
         Taiwan                                       -          -      2,711
         Israel                                   1,279        901      3,366
         France                                   7,980      7,588        448
                                               --------   --------   --------
                Total export revenues            17,454     19,760     24,669
                                               --------   --------   --------
                Total revenues                 $ 40,533   $ 51,424   $ 44,011
                                               ========   ========   ========

         The Company's long-lived assets are located principally in the United States.

Note 22 - Quarterly Financial Results (Unaudited)

         Quarterly financial results for the years ended December 31, 2001 and 2000 are as follows:

                                               1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
                                                   2001            2001            2001            2001            Total
                                               ------------    ------------    ------------    ------------    ------------

         Revenue, net                          $     14,889    $     12,160    $      6,799    $      6,685    $     40,533
         Gross profit (loss)                          1,567             843           1,021            (896)          2,535
         Income (loss) from operations                  341            (413)           (108)         (1,853)         (2,033)
         Net loss attributable to
            common shareholders(1)                     (409)         (1,182)         (4,002)         (4,091)         (9,684)
         Net income (loss) per common
            share-basic and diluted(2)         $      (0.11)   $      (0.31)   $      (1.06)   $      (1.09)   $      (2.60)

                                               1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
                                                   2000            2000            2000            2000            Total
                                               ------------    ------------    ------------    ------------    ------------

         Revenue, net                          $     15,140    $     14,637    $     11,198    $     10,449    $     51,424
         Gross profit (loss)                          1,012           2,146           1,496           1,381           6,035
         Income (loss) from operations                 (214)            729             507             (44)            978
         Net income (loss)
            attributable to common
            shareholders(3)                            (346)         (2,351)            294             127          (2,276)
         Net income (loss) per common
            share-basic and diluted(2)         $      (0.11)   $      (0.71)   $       0.09    $       0.04    $      (0.69)


         (1) Net loss attributable to common shareholders for the 3rd quarter 2001 includes an increase in the valuation allowance for deferred income tax assets of $3,789 (see Note 16). Net loss attributable to common shareholders for the 4th quarter 2001 includes an increase in the redemption value of the preferred stock of $1,577 (see Note 12).

         (2) Income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income
               (loss) per share amounts do not necessarily equal the total for the year due to rounding.

         (3) Net loss attributable to common shareholders for the 2nd quarter 2000 includes a preferred stock beneficial conversion feature of $2,593 (see Note 12).

         The quarterly information for the year ended December 31, 2000 and for the 1st and 2nd quarters 2001 was restated as described in the applicable amended quarterly filings on Form 10-Q/A.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To Daw Technologies, Inc.:



We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Daw Technologies, Inc. and subsidiaries as of December 31, 2001 and for the year then ended included in this Form 10-K, and have issued our report thereon dated April 5, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Arthur Andersen LLP

Salt Lake City, Utah
April 5, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                 ON SCHEDULE II

Board of Directors
Daw Technologies, Inc. and Subsidiaries

In connection with our audit of the financial statements of Daw Technologies, Inc. and Subsidiaries referred to in our report dated February 14, 2001, which is included in the annual report to shareholders and Form 10-K, we have also audited the information in Schedule II - valuation and qualifying accounts for the years ended December 31, 2000 and 1999. In our opinion, when considered in relation to the basic financial statements taken as a whole, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Grant Thornton LLP

Salt Lake City, Utah
February 14, 2001

                             DAW TECHNOLOGIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                  COLUMN A                   COLUMN B              COLUMN C            COLUMN D      COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
-------------------------------------------------------------------------------------------------------------------
                                                              (1)          (2)
                                            BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                           BEGINNING OF    COSTS AND  OTHER ACCOUNTS  DEDUCTIONS -    END OF
                DESCRIPTION                   PERIOD       EXPENSES      DESCRIBE      WRITE-OFFS     PERIOD
-------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts
    Year ended December 31, 2001            $  329          $  141      $      -         $   30        $ 440
    Year ended December 31, 2000               300              56           (27) (A)         -          329
    Year ended December 31, 1999               615             360             -            675          300

Allowance for inventory obsolescence
    Year ended December 31, 2001               300             (34)            -             63          203
    Year ended December 31, 2000               300               -             -              -          300
    Year ended December 31, 1999               300               -         1,043  (B)     1,043 (B)      300

(A) Reclassification 2000
(B) Non-recurring charge 1999