Form 10-Q
period 2002-03-31
DAW TECHNOLOGIES INC /UT
filed 2002-05-15
CIK 882159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

0-21818

(Commission File No.)

DAW TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0464280
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2700 South 900 West Salt Lake City, Utah 84119
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (801) 977-3100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of May 10, 2002, the Registrant had 3,759,303 shares of Common Stock, $0.01 par value outstanding.

This Quarterly Report on Form 10-Q includes financial statements that have not been reviewed by an independent audit firm because the Company was unable to obtain such a review from Arthur Andersen LLP.

Daw Technologies, Inc.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

This Quarterly Report on Form 10-Q includes financial statements that have not been reviewed by an independent audit firm because the Company was unable to obtain such a review from Arthur Andersen LLP.  The Company intends to have the financial statements included herein reviewed by an independent auditor prior to the date the Company files its Quarterly Report on Form 10-Q for the quarter ending June 30, 2002.

Daw Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2002	December 31, 2001
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,383	$1,969
Restricted cash	259	716
Accounts receivable, net	5,561	6,967
Costs and estimated earnings in excess of billings on contracts in progress	1,083	1,803
Inventories, net	1,880	1,983
Deferred income taxes	—	—
Other current assets	798	745
Total current assets	10,964	14,183
PROPERTY AND EQUIPMENT, NET	1,408	1,594
DEFERRED INCOME TAXES	—	—
OTHER ASSETS	652	678
	$13,024	$16,455
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,553	$6,356
Billings in excess of costs and estimated earnings on contracts in progress	1,180	1,912
Line of credit	2,471	2,585
Current portion of capital lease obligations	75	109
Total current liabilities	9,279	10,962
CAPITAL LEASE OBLIGATIONS, less current portion	25	50

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
3% Series A Redeemable Convertible Preferred Stock, 500 shares authorized of $0.01 par value; 411 and 411 shares issued and outstanding, as of March 31, 2002 and December 31, 2001	5,401	5,401
SHAREHOLDERS’ EQUITY:
Common stock, authorized 50,000,000 shares of $0.01 par value; 3,759,303 and 3,759,303 shares issued and outstanding, as of March 31, 2002 and December 31, 2001	38	38
Additional paid-in capital	20,364	20,364
Common stock warrants	350	350
Accumulated deficit	(21,926)	(20,244)
Accumulated other comprehensive loss	(507)	(466)
Total shareholders’ equity	(1,681)	42
	$13,024	$16,455

See accompanying notes to condensed consolidated financial statements.

Daw Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three months ended March 31,
	2002	2001

Revenue, net	$6,593	$14,889

Cost of goods sold	6,804	13,322

Gross profit (loss)	(211)	1,567

Operating expenses:
Selling, general and administrative	1,207	1,044
Research and development	56	87
Depreciation and amortization	103	95

	1,366	1,226
Income (loss) from operations	(1,577)	341

Other income (expense):
Interest expense	(55)	(140)
Other, net	(2)	(364)

	(57)	(504)

Loss before provision for income taxes	(1,634)	(163)

Provision for income taxes	17	199

NET LOSS	$(1,651)	$(362)

Net loss per common share:
Basic	$(0.45)	$(0.11)
Diluted	(0.45)	(0.11)

Weighted-average common shares outstanding:
Basic	3,759,303	3,601,099
Diluted	3,759,303	3,601,099

See accompanying notes to condensed consolidated financial statements.

Daw Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(unaudited)

	Three months ended March 31,
	2002	2001

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(1,651)	$(362)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	219	237
Loss on disposition of property and equipment	—	90
Provision for losses on accounts receivable	(25)	78
Changes in current assets and liabilities:
Restricted cash	443	(728)
Accounts receivable	1,386	(6,516)
Costs and estimated earnings in excess of billings on contracts in progress	685	2,424
Inventories	97	(500)
Other assets	158	(89)
Accounts payable and accrued liabilities	(983)	2,935
Billings in excess of costs and estimated earnings on contracts in progress	(726)	1,370

Net cash provided by (used in) operating activities	(397)	(1,061)

Cash flows from investing activities:
Purchase of property and equipment	(24)	(63)
Proceeds from sale of assets	29

Net cash used in investing activities	5	(63)

See accompanying notes to condensed consolidated financial statements.

	Three months ended March 31,
	2002	2001

Increase (decrease) in cash and cash equivalents

Cash flows from financing activities:
Decrease in checks written in excess of cash in bank	$0	$(22)
Net change in line of credit	(114)	430
Proceeds from issuance of stock		—
Payments on capital lease obligations	(59)	—

Net cash provided by financing activities	(173)	408

Effect of foreign exchange rates on cash and cash equivalents	(21)	(68)

Net increase (decrease) in cash and cash equivalents	(586)	(784)

Cash and cash equivalents at beginning of period	1,969	2,175

Cash and cash equivalents at end of period	$1,383	$1,391

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$55	$140

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

Translation of foreign currencies

The functional currency for the Company’s foreign operations is the British Sterling.  The financial statements of the Company’s foreign subsidiaries are translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation”.  Assets and liabilities of the foreign subsidiaries are translated into the U.S. Dollar at the exchange rate at the end of each reporting period. Income and expense items are translated at the weighted average exchange rates for the period.  Translation gains and losses are reflected as a separate component of shareholders’ equity as accumulated other comprehensive loss.  Foreign currency transaction gains and losses are reported in the accompanying consolidated statements of operations.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2002	December 31, 2001
Contract and trade account receivables	$5,934	$7,039
Retention receivables	35	368
	5,969	7,407
Less allowance for doubtful accounts	(408)	(440)

Total	$5,561	$6,967

Many of the Company’s contracts require retentions, typically 5-10 percent of the amount billed, to be withheld from each progress payment by the customer until the project reaches substantial completion. Earned, but unbilled retention amounts are included in retention receivables.

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

Net loss per common share

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”.  SFAS No. 128 requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares reflects the potential dilution that could occur if outstanding stock options, warrants and preferred stock conversion features were exercised.

The following data show the amounts used in computing net loss per common share, including the effect on net loss for preferred stock dividends.  The following data also show the weighted average number of shares and rights to acquire shares with dilutive potential:

	For the three months ended March 31,
	2002	2001
Net loss	$(1,651)	$(362)

Dividends on preferred stock	(31)	(47)

Net loss applicable to common shareholders	$(1,682)	$(409)

Weighted average number of common shares used in basic EPS	3,759,303	3,601,099

Dilutive effect of stock options	—	—

Dilutive effect of warrants	—	—

Dilutive effect of preferred stock	—	—

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	3,759,303	3,601,099

For the three month periods ended March 31, 2002 and 2001 all of the stock options, warrants and preferred stock that were outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentation.

4.             LINE OF CREDIT

During 2002 and 2001, the Company maintained a revolving line of credit with a domestic bank.  The Company had $3,033 outstanding in borrowings under the line of credit as of March 31, 2001.  As of March 31, 2002, borrowings under the line of credit were limited to the lesser of $3,000 or an available borrowing base equal to 75 percent of the Company’s domestic accounts receivable (approximately $2,471 at March 31, 2002).  Interest on borrowings under the line of credit is payable monthly.  The interest rate associated with the line of credit is variable and at March 31, 2002 the interest rate was 7.25%.  Borrowings under the line of credit are secured by substantially all the assets of the Company.  The line of credit was to expire on January 31, 2002.  In January 2002, the bank extended the expiration date to January 31, 2003.  The maximum borrowings available under the extended line of credit is $3,000 from February 2002 until October 2002 and $2,750 from November 2002 to January 2003.

As of March 31, 2002 the Company was out of compliance with certain covenants.  The Company is currently in the process of negotiating a waiver for the events of noncompliance, renegotiating the terms of the line of credit and securing alternative financing from other sources; however, there can be no assurance that the Company will be successful in these efforts.

5.             SEGMENT INFORMATION

The Company has three reportable segments, namely cleanroom, mini-environment and manufactured products.  The operations of the Company’s cleanroom segment consists primarily of the design, manufacture and installation of cleanroom components and integrated cleanroom systems such as those used in the semiconductor, computer hardware, pharmaceutical, biotechnology and food processing industries.  The operations of the Company’s mini environments segment consists of the design, manufacture and installation of small clean environment systems such as those used in semiconductor and pharmaceutical research and development.  The operations of the manufactured products segment consists primarily of contract-based manufacturing and specialized painting services for manufacturers and fabricators.  In 2001, the Company established the mini environments segment.  Prior to 2001, this segment was included in the results of the cleanroom segment.  Information for 2000 has been restated to reflect the establishment of this new segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2).  The Company evaluates performance of each segment based on income or loss from operations.  Revenue by segment reflects sales to unaffiliated customers.  Each segment uses the same manufacturing facility.  Accordingly, in computing income or loss from operations, the Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities and manufacturing overhead.  It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility.  Identifiable assets, capital expenditures by segment are reported below.  Unallocable assets and capital expenditures relate primarily to the Company’s manufacturing facility and other non-operating assets.

Segment information for the cleanrooms and related products and other manufactured products are as follows:

	Three Months Ended March 31,
	2002	2001
Revenue, net
Cleanroom	$4,855	$12,288
Mini environment	413	822
Manufactured products	1,325	1,779
Totals	$6,593	$14,889

Income (loss) from operations
Cleanroom	$(135)	$1,405
Mini environment	(35)	245
Manufactured products	(116)	(177)
Unallocated	(1,291)	(1,132)
Totals	$(1,577)	$341

	Three Months Ended March 31,
	2002	2001
Capital expenditures (including acquisitions through capital lease obligations):
Cleanroom	$21	$7
Mini environment	—	—
Manufactured products	3	183
Unallocated	—	4
	$24	$194

Depreciation and amortization, including amounts charged to cost of goods sold:
Cleanroom	$28	$34
Mini environment	42	44
Manufactured products	108	111
Unallocated	41	48
	$219	$237

	March 31,	December 31,
	2002	2001
Total assets
Cleanroom	$7,047	$11,337
Mini environment	878	647
Manufactured products	3,563	1,776
Unallocated	1,536	2,695
	$13,024	$16,455

6.             COMPREHENSIVE LOSS

The Following table reports comprehensive loss for the three months ended March 31, 2002 and 2001:

	Three months ended March 31,
	2002	2001
Net loss	$(1,651)	$(362)
Foreign currency translation adjustment	(41)	(152)

Comprehensive loss	$(1,692)	$(514)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.  All data in the tables are in thousands, except for percentages and share data.

The Company’s principal line of business is the design, manufacture and installation of cleanroom components and integrated cleanroom systems, primarily for the semiconductor industry.  The Company also designs, manufactures and installs cleanroom components and integrated cleanroom systems for other industries, such as the pharmaceutical, flat panel display, disk drive, biotechnology and food processing industries.  The Company is a global leader in the cleanroom installation business.  In addition, the Company designs and manufactures environmentally controlled “mini-environments,” which range in size from the size of a desk to the size of a bus.  These mini-environments typically house expensive automation and robotic equipment used in the semiconductor manufacturing process or in pharmaceutical research and development.  Finally, the Company offers manufacturing and specialized painting services on a contract basis, primarily to local and regional manufacturers and fabricators.

RESULTS OF OPERATIONS (Data in the tables are in thousands)

Selected Financial Information

	Three months ended March 31,
	2002	2001

Revenue, net	$6,593	$14,889

Gross profit	(211)	1,567

Operating expenses	1,366	1,226

Net loss	(1,651)	(362)

	March 31, 2002	December 31, 2001
Balance Sheet Data:

Cash and cash equivalents	$1,383	$1,969

Working capital	1,685	3,221

Total assets	13,024	16,455

Total liabilities	9,304	11,012

Redeemable preferred stock	5,401	5,401

Total stockholders’ equity	(1,681)	42

Discussion

Revenue for the first quarter of 2002 decreased by 55.7% to $6.6 million compared to $14.9 million for the first quarter of 2001.  Revenue from cleanroom and related products decreased $7.4 million, or 60.5%, to $4.9 million for the first quarter of 2002 from $12.3 million during the first quarter of 2001.  Additionally, the sale of other manufactured products decreased by $0.4.  Revenue from other manufactured goods and services decreased to $1.3 million for the period ended March 31, 2002, as compared with $1.8 million for the period ended March 31, 2001.  The decline in cleanroom revenue is primarily attributable to the recession in the semiconductor industry that began in the first quarter of 2001.  The decline in other revenue is a result of the general economic slowdown.

Gross profit for first quarter of 2002 decreased by 113.5% to $(211,000) from $1.6 million for the first quarter of 2001 and decreased to (3.2)% as a percentage of revenue for the first quarter of 2002 compared to 10.5% for the first quarter of 2001.  The decrease in gross profit in the first quarter of 2002 as compared to the first quarter of 2001 is, in large part, a result of the decrease in the semiconductor markets as well as the decline in the worldwide economy as a whole, and an increase in the competitive nature of the cleanroom bidding process.  With the Company’s efforts to develop a portion of its revenue from sources outside of the semiconductor industry by applying its product and engineering expertise in custom metal fabrication and airflow systems, the Company continues to experience cost inefficiencies due to ramp-up costs.  However, it continues to be the Company’s objective to identify, manufacture and sell non-cleanroom products that have acceptable gross profit margin potential.

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

The Company is also continuing its efforts to develop revenues from sources outside of the semiconductor industry by applying its product and engineering expertise in advanced custom metal fabrication, airflow systems and composite panel production. The Company may experience cost inefficiencies due to ramp-up costs as a variety of non-semiconductor products are evaluated and tested.  However, it is the Company’s objective to identify, manufacture and sell other products that have acceptable gross profit margin potential.

Selling, general and administrative expenses for the first quarter of 2002 increased 15.6% to $1.2 million, or 18.3% of revenue, compared to $1.0 million, or 7.0% of revenue for the first quarter of 2001.  The increase in selling, general and administrative expenses was due primarily to the increased cost necessary to restate the company’s financial statements dating back to 1999.  These costs include, but are not limited to, audit fees, consulting fees, legal fees, increased wages for additional employees and overtime costs.

Research and development expenses for the first quarter of 2002 decreased to $56,000, compared to $87,000 for the first quarter of 2001.  This decrease is primarily attributable to an effort to control costs in down times but continue to fund research and development to improve its existing products and develop new products in its diversification program.

Interest expense for the first quarter of 2002 decreased to $55,000, compared to $140,000 for the first quarter of 2001.  This decrease was directly related to decreased borrowings against the Company’s credit line during the first quarter of 2002, compared to borrowings during the first quarter of 2001.

Other expense, net was $2,000 for the three months ended March 31, 2002 compared to other expense, net of $364,000 for the three months ended March 31, 2001.  Other expense in 2002, included $32,000 of currency exchange loss but was nearly offset by other income such as interest income.

The provision for income taxes for the first quarter of 2002 resulted from the Company’s foreign operations.  The Company had a provision for income taxes of approximately $17,000 from its foreign operations during the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2002 was $1.7 million, compared to $3.2 million at December 31, 2001.  This includes cash and cash equivalents of $1.4 million at March 31, 2002 and $2.0 million at December 31, 2001.

A bonus accrual established in 2001 was determined to be in excess during the first quarter of 2002 by $172,000.  This amount was reversed to income in March 2002.

The Company’s operations used $397,000 of cash during the first quarter of 2002, compared to using $1.1 million of cash from operations during the first quarter of 2001.  During the first quarter of 2002, the Company experienced a net decrease in receivables of $1.4 million, which is attributable to the Company’s decreased billings to replace those collected.  In addition, costs and estimated earnings in excess of billings on contracts in progress decreased by $685,000 and billings in excess of costs and estimated earnings on contracts in progress decreased by $726,000.

During the three months ended March 31, 2002, the Company maintained a revolving line of credit with a domestic bank for the lesser of $3,000,000 or the available borrowing base.  The interest rate is floating and as of March 31, 2002 was 7.25%.  The line of credit requires monthly payments of interest. The Company had $2,471,000 in borrowings against the line at March 31, 2002 ($2,585,000 at December 31, 2001).  The line of credit originally expired October 31, 1999 and was extended to December 31, 2001.  Borrowings under the line of credit are secured by substantially all the assets of the Company.  The line of credit was to expire on January 31, 2002.  In January 2002, the bank extended the expiration date to January 31, 2003.  The maximum borrowings available under the extended line of credit is $3,000,000 from February 2002 until October 2002 and $2,750,000 from November 2002 to January 2003.

The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters.  At times during 2001 and the three months ended March 31, 2002 and at both December 31, 2001 and March 31, 2002, the Company was not in compliance with certain covenants.  The Company is currently in the process of negotiating a waiver for the events of noncompliance, renegotiating the terms of the line of credit and securing alternative financing from other sources; however, there can be no assurance that the Company will be successful in these efforts.  The Company is currently reviewing several financing alternatives.

In addition, the holders of the outstanding Series A Preferred Stock have the right to require the Company to redeem their shares of preferred stock as a result of the Company’s suspension of trading and delisting from Nasdaq.  The Company is appealing this delisting.  Management has been in frequent communication with the holders of the Series A Preferred Stock and to date the preferred shareholders have not demanded redemption.  The Company does not have adequate capital resources to redeem all or a significant portion of the Series A Preferred Stock.

In December 2001, the Company received a tax assessment from France in the total amount of approximately $3.3 million.  The assessment covers corporate income tax, value added tax, penalties and interest. The Company is appealing the amount of the assessment, and management estimates that the total ultimate tax liability owing to France will be less than $1 million.  Nevertheless, the Company does not presently have sufficient capital resources to pay the amount that management thinks will ultimately be found to be owing.

Finally, the Company recently restated its financial statements dating back to October 1999 because of certain accounting errors primarily arising out of the Company’s European operations.  The restatement resulted in the Company being charged unusually large accounting and audit fees which may total close to $1 million.  The majority of those accounting and audit fees were incurred in the first quarter of 2002.  Payment of these unusual, one-time fees will put a severe strain on the Company’s cash flow.

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology.  These forward-looking statements are subject to risks and uncertainties that include, but are not limited to, those identified in this report, described from time to time in the Company’s other Securities and Exchange Commission filings, or discussed in the Company’s press releases.  Actual results may vary materially from expectations.

PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)           Exhibits.

None

(b)           Reports on Form 8-K.

A report on Form 8-K was filed on January 25, 2002 reporting that the Company's common stock has been delisted from the Nasdaq National Market.

A report on Form 8-K was filed on March 4, 2002 reporting that the Company had hired James C. Collings as its Chief Executive Officer and as a member of the Company's Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2002.

DAW TECHNOLOGIES, INC.

By:	/s/ Donald K. McCauley
Donald K. McCauley
Executive Vice President, Chief Financial Officer,
Principal Financial and Accounting Officer