Form 10-Q
period 2002-06-30
DAW TECHNOLOGIES INC /UT
filed 2002-08-14
CIK 882159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

As of July 31, 2002, the Registrant had 3,759,329 shares of Common Stock, $0.01 par value outstanding.

This Quarterly Report on Form 10-Q includes financial statements that have not been reviewed by an independent audit firm because the Company has been unable to obtain such a review from Arthur Andersen LLP, and has been unable, despite diligent effort, to obtain such a review from any other independent audit firm.

Daw Technologies, Inc.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

This Quarterly Report on Form 10-Q includes financial statements that have not been reviewed by an independent audit firm.  On August 9, 2002, Daw Technologies, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “Commission”) a Current Report on Form 8-K reporting that Arthur Andersen LLP effectively terminated its relationship with the Company when it notified the Commission that it was unable to perform future audit services for the Company because of the winding down of Arthur Andersen LLP’s business.  The Company is actively attempting to retain an independent audit firm to replace Arthur Andersen LLP, which it expects to accomplish within the next 30-60 days.  The Company intends to have the financial statements included herein and included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, reviewed by an independent auditor prior to the date the Company files its Quarterly Report on Form 10-Q for the quarter ending September 30, 2002.

Daw Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,385	$1,969
Restricted cash	141	716
Accounts receivable, net	4,242	6,967
Costs and estimated earnings in excess of billings on contracts in progress	1,364	1,803
Inventories, net	1,195	1,983
Other current assets	758	745
Total current assets	9,085	14,183
PROPERTY AND EQUIPMENT, NET	1,260	1,594
OTHER ASSETS	626	678
	$10,971	$16,455
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,998	$6,356
Billings in excess of costs and estimated earnings on contracts in progress	708	1,912
Line of credit	1,709	2,585
Current portion of capital lease obligations	78	109
Total current liabilities	10,493	10,962
CAPITAL LEASE OBLIGATIONS, less current portion	22	50
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
3% Series A Redeemable Convertible Preferred Stock, authorized 10,000,000 shares of $0.01 par value; 411 and 465 shares issued and outstanding, respectively	5,401	5,401
SHAREHOLDERS’ EQUITY:
Common stock, authorized 50,000,000 shares of $0.01 par value; 3,759,303 issued and outstanding	38	38
Additional paid-in capital	20,364	20,364
Common stock warrants	350	350
Accumulated deficit	(25,240)	(20,244)
Accumulated other comprehensive loss	(457)	(466)
Total shareholders’ equity	(4,945)	42
	$10,971	$16,455

See accompanying notes to condensed consolidated financial statements.

Daw Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue, net	$7,001	$12,160	$13,594	$27,049

Cost of goods sold	8,780	11,317	15,584	24,639

Gross profit (loss)	(1,779)	843	(1,990)	2,410

Operating expenses:
Selling, general and administrative	1,258	1,041	2,465	2,085
Research and development	35	75	91	162
Depreciation and amortization	108	140	211	235

	1,401	1,256	2,767	2,482

Loss from operations	(3,180)	(413)	(4,757)	(72)
Other income (expense):
Interest expense	(56)	(130)	(111)	(270)
Other, net	(26)	(373)	(28)	(737)

	(82)	(503)	(139)	(1,007)

Loss before provision for income taxes	(3,262)	(916)	(4,896)	(1,079)

Provision for income taxes	5	233	22	432

NET LOSS	$(3,267)	$(1,149)	$(4,918)	$(1,511)

Net loss per common share:
Basic	$(0.88)	$(0.31)	$(1.33)	$(0.43)
Diluted	(0.88)	(0.31)	(1.33)	(0.43)

Weighted-average common shares outstanding:
Basic	3,759,303	3,755,563	3,759,303	3,678,763
Diluted	3,759,303	3,755,563	3,759,303	3,678,763

See accompanying notes to condensed consolidated financial statements.

Daw Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(unaudited)

	Six months ended June 30,
	2002	2001
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(4,918)	$(1,511)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	445	472
Loss (gain) on disposal of property and equipment	—	201
Provision for losses on accounts receivable	(6)	160
Changes in current assets and liabilities:
Restricted cash	535	(741)
Accounts receivable	2,837	(2,844)
Costs and estimated earnings in excess of billings on contracts in progress	518	2,701
Inventories	802	419
Other assets	(11)	1,725
Accounts payable and accrued liabilities	1,356	946
Billings in excess of costs and estimated earnings on contracts in progress	(1,223)	273
Net cash provided by operating activities	335	1,801
Cash flows from investing activities
Purchase of property and equipment	(49)	(159)
Proceeds from sale of property and equipment	28	—
Net cash provided by investing activities	$(21)	$(159)

Increase (decrease) in cash and cash equivalents

Cash flows from financing activities:
Decrease in checks written in excess of cash in bank	$—	$(22
Net change in line of credit	(876)	637
Payments on capital lease obligations	(59)	(28
Net cash provided by (used in) financing activities	(935)	587
Effect of foreign exchange rates on cash and cash equivalents	37	(111
Net increase in cash and cash equivalents	(584)	2,118
Cash and cash equivalents at beginning of period	1,969	2,175
Cash and cash equivalents at end of period	$1,385	$4,293

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$111	$270
Noncash investing and financing activities
The Company accrued dividends of $77 on its 3% Series A convertible preferred stock.

See accompanying notes to condensed consolidated financial statements.

Daw Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries, Daw Technologies Europe Ltd., which was organized in 1999, Daw Technologies France SAS, which was organized in 2001, and Translite Systems, Inc., (inactive) which was organized in 1999.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2.               ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2002	December 31, 2001
Contract and trade account receivables	$4,679	$7,039
Retention receivables	12	368
	4,691	7,407
Less allowance for doubtful accounts	(449)	(440)
Total	$4,242	$6,967

Some of the Company’s contracts require retentions, typically 5-10 percent of the amount billed, to be withheld from each progress payment by the customer until the project reaches substantial completion. Earned, but unbilled retention amounts are included in retention receivables.

3.               INVENTORIES

The components of inventories, net are as follows as of June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
Raw materials	$1,730	$1,801
Finished goods	42	—
Work in process	221	385
	1,993	2,186
Less allowance for obsolescence	(798)	(203)
Total	$1,195	$1,983

4.               NET LOSS PER COMMON SHARE

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

The following data show the amounts used in computing net loss per common share, including the effect on net loss for preferred stock dividends.  The following data also show the weighted average number of shares and rights to acquire shares with dilutive potential:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net loss	$(3,267)	$(1,149)	$(4,918)	$(1,511)

Imputed dividends from beneficial conversion feature of preferred stock	—	—	—	—

Dividends on preferred stock	(47)	(33)	(78)	(80)

Net loss applicable to common shareholders	$(3,314)	$(1,182)	$(4,996)	$(1,591)

Weighted average number of common shares used in basic EPS	3,759,303	3,755,563	3,759,303	3,678,763

Dilutive effect of stock options	—	—	—	—

Dilutive effect of warrants	—	—	—	—

Dilutive effect of preferred stock	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	3,759,303	3,755,563	3,759,303	3,678,763

For the three and six month periods ended June 30, 2002 and for the three and six month periods ended June 30, 2001, all stock options, warrants and preferred stock outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

5.               LINE OF CREDIT

During 2002 and 2001, the Company maintained a revolving line of credit with a domestic bank.  The Company had $3,240 outstanding in borrowings under the line of credit as of June 30, 2001.  As of June 30, 2002, borrowings under the line of credit were limited to the lesser of $3,000 or an available borrowing base equal to 75 percent of the Company’s domestic accounts receivable (approximately $1,709 at June 30, 2002 and $2,585 at December 31, 2001).  Interest on borrowings under the line of credit is payable monthly.  The interest rate associated with the line of credit is variable and at June 30, 2002, the interest rate was 7.25%.  Borrowings under the line of credit are secured by substantially all the assets of the Company.  The line of credit was to expire on January 31, 2002.  In January 2002, the bank extended the expiration date to January 31, 2003.  The maximum borrowings available under the extended line of credit is $3,000 from February 2002 until October 2002 and $2,750 from November 2002 to January 2003.

As of June 30, 2002 the Company was out of compliance with certain covenants.  If the bank were to require the immediate repayment of this line of credit, the Company would be forced to seek alternative sources of financing which may not be available to the Company or may only be available on terms that are not acceptable to the Company.  The Company is currently in the process of seeking alternative financing from other sources; however, there can be no assurance that the Company will be successful in these efforts.

6.               SEGMENT INFORMATION

The Company has three reportable segments, namely cleanroom, mini-environment and manufactured products.  The operations of the Company’s cleanroom segment consists primarily of the design, manufacture and installation of cleanroom components and integrated cleanroom systems such as those used in the semiconductor, computer hardware, pharmaceutical, biotechnology and food processing industries.  The operations of the Company’s mini environments segment consist of the design, manufacture and installation of small clean environment systems such as those used in semiconductor and pharmaceutical research and development.  The operations of the manufactured products segment consists primarily of contract-based manufacturing and specialized painting services for manufacturers and fabricators.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).  The Company evaluates performance of each segment based on income or loss from operations.  Revenue by segment reflects sales to unaffiliated customers.  Each segment uses the same manufacturing facility.  Accordingly, in computing income or loss from operations, the Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities and manufacturing overhead.  It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility.  Identifiable assets, capital expenditures by segment are reported below.  Unallocable assets and capital expenditures relate primarily to the Company’s manufacturing facility and other non operating assets.

Segment information for the three and six month periods ended June 30, 2002 and June 30, 2001 is as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2002	2001	2002	2001
Revenue, net
Cleanrooms and related products	$4,837	$10,929	$9,382	$23,092
Mini environment	225	546	638	1,369
Other manufactured goods and services	1,939	685	3,574	2,588
Totals	$7,001	$12,160	$13,594	$27,049
Income (loss) from operations:
Cleanrooms and related products	$(1,010)	$607	$(1,166)	$2,012
Mini environment	(47)	(106)	(84)	(138)
Other manufactured goods and services	(722)	(914)	(854)	(332)
Unallocated	(1,401)	0	(2,653)	(1614)
Totals	$(3,180)	$(413)	$(4,757)	$(72)

	June 30, 2002	December 31, 2001
Total assets:
Cleanrooms and related products	$6,367	$11,337
Mini environment	810	647

Manufactured products	2,302	1,776

Unallocated	1,492	2,695
Totals	$10,971	$16,455

7.               COMPREHENSIVE LOSS

The following table reports comprehensive loss for the three and six months ended June 30, 2002 and 2001:

	Three months ended June 30,
	2002	2001
Net income (loss)	$(3,267)	$(1,149)
Foreign currency translation adjustment	50	(152)

Comprehensive loss	$(3,217)	$(1,301)

	Six months ended June 30,
	2002	2001
Net loss	$(4,918)	$(1,511)
Foreign currency translation adjustment	(9)	(186)

Comprehensive loss	$(4,927)	$(1,697)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.  All data in the tables are in thousands, except for percentages and share data.

The Company’s principal line of business is the design, manufacture and installation of cleanroom components and integrated cleanroom systems, primarily for the semiconductor industry.  The Company also designs, manufactures and installs cleanroom components and integrated cleanroom systems for other industries, such as the pharmaceutical, flat panel display, disk drive, biotechnology and food processing industries.  The Company is a global leader in the cleanroom installation business.  In addition, the Company designs and manufactures environmentally controlled “mini-environments,” which range in size from the size of a desk to the size of a bus.  These mini-environments typically house expensive automation and robotic equipment used in the semiconductor manufacturing process or in pharmaceutical research and development.  The Company also recently established a division in its European operations that offers ultra high purity piping services, usually in conjunction with the installation of highly specialized tools and equipment in advanced manufacturing applications.  Finally, the Company offers manufacturing and specialized painting services on a contract basis, primarily to local and regional manufacturers and fabricators.

RESULTS OF OPERATIONS (Data in the tables are in thousands)

Selected Financial Information

	Three months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001

Revenue, net	$7,001	$12,160	$13,594	$27,049

Gross profit (loss)	(1,779)	843	(1,990)	2,410

Operating expenses	1,401	1,256	2,767	2,482

Net loss	(3,267)	(1,149)	(4,918)	(1,511)

	June 30, 2002	December 31, 2001
Balance Sheet Data:

Cash and cash equivalents	$1,385	$1,969

Working capital	(1,408)	3,221

Total assets	10,971	16,455

Total liabilities	10,515	11,012

Redeemable preferred stock	5,401	5,401

Total stockholders’ equity	(4,945)	42

Discussion

Revenue for the second quarter of 2002 decreased by 42.4% to $7.0 million compared to $12.2 million for the second quarter of 2001.  Revenue from cleanroom and related products decreased $ 6.1 million, or 55.7%, to $ 4.8 million for the second quarter of 2002 from $ 10.9 million during the second quarter of 2001.  Revenue from mini-environment and related products decreased $321,000, or 58.8% to $225,000 for the second quarter of 2002 from $546,000 during the second quarter of 2001.  Revenue from other manufactured goods and services increased to $2.0 million for the period ended June 30, 2002, as compared with $685,000 for the period ended June 30, 2001.  The decline in cleanroom and mini-environment revenue is primarily attributable to the severe recession in the semiconductor industry that began in the first quarter of 2001.  The increase in revenue from other manufactured goods and services during the three months ended June 30, 2002 as compared to the same period in 2001 is primarily attributable to the increase in the amount of contract manufacturing done by the Company, which has been largely a response to the excess manufacturing capacity created by the decline in cleanroom component manufacturing.

Gross profit for the second quarter of 2002 decreased by 311.0% to $(1.8) million from $843,000 for the second quarter of 2001 and decreased to (25.4)% as a percentage of revenue for the second quarter of 2002 compared to 6.9% for the second quarter of 2001.  The decrease in gross profit in the second quarter of 2002 as compared to the second quarter of 2001 is, in large part, a result of a $1.7 million estimated tax assessment charged to cost of goods sold that is related to VAT and other taxes in our international markets (see discussion below), additional inventory reserves of $543,000 for slow moving products, and the decrease in the semiconductor market, as well as the decline in the worldwide economy as a whole, and an increase in the competitive nature of the cleanroom bidding process.  With the Company’s efforts to develop a portion of its revenue from sources outside of the semiconductor industry by applying its product and engineering expertise in custom metal fabrication and airflow systems, the Company continues to experience some cost inefficiencies due to ramp-up costs.  However, it continues to be the Company’s objective to identify, manufacture and sell non-semiconductor cleanroom products and services that have acceptable gross profit margin potential.

The extended and severe downturn in capital spending by the semiconductor industry has resulted in a price competitive bidding environment as well as fewer large cleanroom projects to bid.  The Company is continuing to pursue the outsourcing of cleanroom component parts where such outsourcing will allow it to offer its customers a wider range of cleanroom solutions at competitive prices.  Management hopes that this strategy will enable the Company to be more flexible in the current environment.

The Company is also continuing its efforts to develop revenues from sources outside of the manufacture and installation of clean room systems for the semiconductor industry by applying its product and engineering expertise in advanced custom metal fabrication and airflow systems that are strategically focused on our markets. The Company may experience cost inefficiencies due to ramp-up costs as a variety of non-semiconductor products are evaluated and tested.  However, it is the Company’s objective to identify, manufacture and sell other products that have acceptable gross profit margin potential.

The Company also recently introduced a product line in its European operations offering ultra high purity piping services.  These services, which consist largely of the installation and hook-up of highly specialized tools and equipment in advanced manufacturing facilities, are in high demand.  This division has already secured contracts in Europe, and management is optimistic about the potential revenue that may be derived from this new business unit.  At this point, the most significant obstacle for significant growth in the ultra high purity piping business unit appears to be the Company’s ability to recruit and retain sufficient highly skilled labor for the very technical work involved.

Selling, general and administrative expenses for the second quarter of 2002 increased 20.8% to $1.3 million, or 18.0% of revenue, compared to $1.0 million, or 8.6%of revenue for the second quarter of 2001.  The increase in selling, general and administrative expenses was due largely to the increased costs incurred in restating the company’s financial statements dating back to 1999.  These costs have included, but have not been limited to, audit fees, consulting fees, legal fees, increased wages for additional employees and overtime costs.

Research and development expenses for the second quarter of 2002 decreased to $35,000, compared to $75,000 for the second quarter of 2001.  This decrease is primarily attributable to the Company’s effort to control costs in down times but continue to fund research and development to improve its existing products and develop new products in the cleanroom segment of its business and in its diversification program. For the six months ended June 30, 2002, research and development expenses were $91,000 as compared to $162,000 for the same period in 2001.

Interest expense for the second quarter of 2002 decreased to $56,000, compared to $130,000 for the second quarter of 2001, and interest expense for the first six months of 2002 was $111,000 as compared to $270,000 for the first six months of 2001.  The decrease in interest expense in 2002 as compared to 2001 is directly attributable to decreased borrowings against the Company’s credit line during the first half of 2002 over the same period in 2001.

The Company booked depreciation expense of $108,000 for the quarter ended June 30, 2002, which is 22.9% less than the same period in 2001.  Depreciation for the first six months of 2002 was $211,000, as compared to $235,000 during the first six months of 2001, a reduction of 10.2%.

The Company has recently received assessments and information related to foreign taxes, including penalties, interest and other provisions.  The Company does not agree with these assessments and intends to file formal objections and attempt to minimize any potential liability.  Management believes that in some cases no actual tax liability will arise but is unable to determine the extent to which it will be successful in eliminating potential liability.  Consequently, since these taxes are generally attributed to the cost of production, management has recorded a provision included in cost of goods sold in its financial statements for an estimated liability of $1,700,000 that may arise in consequence of these issues.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2002 was $(1.4) million, compared to $3.2 million at December 31, 2001.  This includes cash and cash equivalents of $1.4 million at June 30, 2002 and $2.0 million at December 31, 2001.

The Company’s operations provided $335,000 of cash during the second quarter of 2002, compared to providing $1.8 million of cash from operations during the second quarter of 2001.  During the second quarter of 2002, the Company experienced a net decrease in receivables of $2.8 million, which is attributable to the Company’s decreased billings to replace those collected.  In addition, costs and estimated earnings in excess of billings on contracts in progress decreased by $518,000 and billings in excess of costs and estimated earnings on contracts in progress decreased by $1.2 million.

During 2002 and 2001, the Company maintained a revolving line of credit with a domestic bank.  The Company had $3,240,000 outstanding in borrowings under the line of credit as of June 30, 2001.  As of June 30, 2002, borrowings under the line of credit were limited to the lesser of $3,000,000 or an available borrowing base equal to 75 percent of the Company’s domestic accounts receivable (approximately $1,709,000 at June 30, 2002 and $2,585,000 at December 31, 2001).  Interest on borrowings under the line of credit is payable monthly.  The interest rate associated with the line of credit is variable and at June 30, 2002, the interest rate was 7.25%.  During the quarter ending September 30, 2002, the interest rate will be prime plus 2.75%, during the quarter ending

December 31, 2002, the interest rate will be prime plus 3.0%, and from January 1, 2003 until the expiration of the line of credit on January 31, 2003, the interest rate will be prime plus 3.25%.  Borrowings under the line of credit are secured by substantially all the assets of the Company.  The line of credit was to expire on January 31, 2002.  In January 2002, the bank extended the expiration date to January 31, 2003.  The maximum borrowings available under the extended line of credit is $3,000,000 from February 2002 until October 2002 and $2,750,000 from November 2002 to January 2003.

The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters.  At times during 2001 and the three months ended June 30, 2002 and at both December 31, 2001 and June 30, 2002, the Company was not in compliance with certain covenants.  Because of the Company’s noncompliance with certain covenants in the line of credit, the lender has the right to terminate the line of credit and require repayment of all outstanding borrowings prior to the line of credit’s scheduled termination date of January 31, 2003.  The Company does not have sufficient resources to repay the outstanding borrowings in the event the line of credit is terminated.  The Company is currently seeking alternative financing from other sources; however, there can be no assurance that the Company will be successful in these efforts.

The Company’s common stock is no longer listed for trading on the Nasdaq National Market.  Trading in the stock was suspended on November 19, 2001 when the Company was unable to timely file its Quarterly Report on Form 10-Q for the third quarter of 2001.  On November 20, 2001, the Nasdaq staff determined that the Company’s stock should be delisted from Nasdaq.  The Company appealed the staff determination, and on January 25, 2002 the Listing Hearing and Review Panel upheld the staff determination and ruled that the Company’s stock be delisted from the Nasdaq National Market.  This ruling was appealed to the Nasdaq Listing and Hearing Review Council, which, on July 2, 2002 upheld the ruling.  On July 26, 2002, the NASD Board declined to call for review the delisting decision of the Listing and Hearing Review Council.  The Company is presently taking steps to assure that its common stock will be quoted on the OTC-Bulletin Board.

The fact that the Company’s stock is no longer listed for trading on Nasdaq may impair the Company’s ability to raise needed capital, and will hinder the Company’s ability to acquire other companies using its stock as consideration.

In addition, the Company is in breach of certain covenants set forth in the documents relating to the issuance of the Company’s Series A Preferred Stock, including the covenant that the Company’s Common Stock will continue to trade on Nasdaq.  The holders of the Company’s outstanding Series A Preferred Stock have various remedies they can enforce as a result of the breach of the covenants by the Company.  These remedies include the right to require the Company to redeem their shares of preferred stock.  Management has been in frequent communication with the holders of the Series A Preferred Stock and to date the preferred shareholders have not demanded redemption.  The Company does not have adequate capital resources to redeem all or a significant portion of the Series A Preferred Stock in the event the holders of the Series A Preferred Stock exercise their redemption rights.

In December 2001, the Company received a tax assessment from France in the total amount of approximately $3.3 million.  The assessment covers corporate income tax, value added tax, penalties and interest. The Company is appealing the amount of the assessment, and management estimates that the total ultimate tax liability owing to France will be less than $1 million.

The Company has recently received additional assessments and information related to foreign taxes, including penalties, interest and other provisions.  The Company does not agree with these assessments and intends to file formal objections and attempt to minimize any potential liability.  Management believes that in some cases no actual tax liability will arise but is unable to determine the extent to which it will be successful in eliminating potential liability.  Consequently, since these taxes are generally attributed to the cost of production, management has recorded a provision included in cost of goods sold in its financial statements for an estimated liability of $1,700,000 that may arise in consequence of these issues.

The Company does not presently have sufficient capital resources to pay the amounts that may ultimately be found to be owing with respect to the Company’s foreign tax obligations.

The Company recently restated its financial statements dating back to December 1999 because of certain accounting errors primarily arising out of the Company’s European operations.  The restatement resulted in the Company incurring unusually large accounting, audit and legal fees, totaling approximately $850,000.  Payment of these unusual, one-time fees has, and will continue, to put a severe strain on the Company’s cash flow.

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

The Company is exposed to interest rate changes primarily in relation to its revolving credit line debt with a bank.  The fair value of the Company’s total revolving credit line debt at September 30, 2001 was $2.0 million.  Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2001.  Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

PART II – OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

The Company is in breach of various covenants set forth in the documents relating to the creation, issuance and sale of the Series A Preferred Stock, including the covenant that the Company’s common stock would continue to be listed for trading on Nasdaq.  As a result of the breach of the covenant that the Company’s common stock would continue to be listed for trading on Nasdaq, the holders of Series A Preferred Stock have the right to demand that the Company redeem all or part of their outstanding Series A Preferred Stock.  The redemption of all of the outstanding shares of Series A Preferred Stock would require approximately $5.0 million cash.

Item 4: Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 14, 2002.  The holders of 3,391,418 of the Company’s 3,759,303 outstanding shares were present at the meeting in person or by proxy.  The only matter submitted to a vote of shareholders was the election of directors.  The shareholders elected the following individuals to serve on the Company’s Board of Directors until the next annual meeting of shareholders or until their successors are duly elected and qualified:

Name of Nominee	Votes For	Votes Withheld
Ronald W. Daw	3,304,133	87,285
James S. Jardine	3,304,133	87,285
Robert J. Frankenberg	3,304,133	87,285
Carl E. Snyder	3,304,133	87,285
James C. Collings	3,304,133	87,285

Item 6.     Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

99.1                           Certification of Chief Executive Officer

99.2                           Certification of Chief Financial Officer

(b)                                 Reports on Form 8-K.

A report on Form 8-K was filed on April 17, 2002 reporting that he Company had hired Donald K. McCauley as its Chief Financial Officer effective April 8, 2002.

A report on Form 8-K was filed on May 7, 2002 reporting that the Company had filed with the SEC amended Annual Reports on Form 10-K for the fiscal years ended December 31, 1999 and 2000, amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000, June 30, 2000, March 31, 2001 and June 30, 2001, its Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2002.

DAW TECHNOLOGIES, INC.

By:	/s/ James C. Collings
James C. Collings
Chief Executive Officer
Principal Executive Officer

By:	/s/ Donald K. McCauley
Donald K. McCauley
Senior Vice President and Chief Financial Officer
Principal Financial and Accounting Officer