Form 10-Q
period 2002-09-30
DAW TECHNOLOGIES INC /UT
filed 2002-11-15
CIK 882159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

As of November 5, 2002, the Registrant had 3,759,303 shares of Common Stock, $0.01 par value outstanding.

The financial statements contained in the Registrant’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, which were filed without a review by an independent audit firm because of the Registrant’s replacement of Arthur Andersen LLP as its independent auditor, have now been reviewed by the Registrant’s independent audit firm Tanner + Co.  There were no material changes in the previously filed financial statements as a result of the review by Tanner + Co.

Daw Technologies, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Daw Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$705	$1,969
Restricted cash	145	716
Accounts receivable, net	4,348	6,967
Costs and estimated earnings in excess of billings on contracts in progress	1,513	1,803
Inventories, net	1,282	1,983
Other current assets	743	745
Total current assets	8,736	14,183
PROPERTY AND EQUIPMENT, NET	1,170	1,594
OTHER ASSETS	553	678
	$10,459	$16,455
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,595	$6,356
Billings in excess of costs and estimated earnings on contracts in progress	924	1,912
Line of credit	2,068	2,585
Current portion of capital lease obligations	80	109
Total current liabilities	11,667	10,962
CAPITAL LEASE OBLIGATIONS, less current portion	18	50
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
3% Series A Redeemable Convertible Preferred Stock, authorized 10,000,000 shares of $0.01 par value; 411 and 411 shares issued and outstanding, respectively	5,401	5,401
SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, authorized 50,000,000 shares of $0.01 par value; 3,759,303 and 3,759,303 shares, respectively, issued and outstanding	38	38
Additional paid-in capital	20,364	20,364
Common stock warrants	350	350
Accumulated deficit	(26,910)	(20,244)
Accumulated other comprehensive loss	(469)	(466)
Total shareholders’ equity (deficit)	(6,627)	42
	$10,459	$16,455

See accompanying notes to condensed consolidated financial statements.

Daw Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue, net	$6,271	$6,799	$19,865	$33,847

Cost of goods sold	6,772	5,778	22,357	30,416

Gross profit (loss)	(501)	1,021	(2,492)	3,431

Operating expenses:
Selling, general and administrative	967	946	3,432	3,031
Research and development	37	86	128	249
Depreciation and amortization	105	97	316	332

	1,109	1,129	3,876	3,612
Loss from operations	(1,610)	(108)	(6,368)	(181)
Other income (expense):
Interest expense	(57)	(84)	(168)	(354)
Other, net	16	(12)	(11)	(749)

	(41)	(96)	(179)	(1,103)

Loss before provision for income taxes	(1,651)	(204)	(6,547)	(1,284)

Provision for income taxes	5	3,767	27	4,199

NET LOSS	$(1,656)	$(3,971)	$(6,574)	$(5,483)

Net loss per common share:
Basic	$(0.44)	$(1.06)	$(1.77)	$(1.51)
Diluted	(0.44)	(1.06)	(1.77)	(1.51)

Weighted-average common shares outstanding:
Basic	3,759,303	3,759,303	3,759,303	3,704,076
Diluted	3,759,303	3,759,303	3,759,303	3,704,076

See accompanying notes to condensed consolidated financial statements.

Daw Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(unaudited)

	Nine months ended September 30,
	2002	2001
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:

Net loss	$(6,574)	$(5,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	617	710
Loss on disposal of property and equipment	—	195
Provision for losses on accounts receivable	(69)	292
Deferred income taxes	—	3,789
Changes in current assets and liabilities:
Restricted cash	628	(730)
Accounts receivable	2,863	1,993
Costs and estimated earnings in excess of billings on contracts in progress	421	3,157
Inventories	724	275
Other assets	(43)	1,688
Accounts payable and accrued liabilities	1,937	(2,666)
Billings in excess of costs and estimated earnings on contracts in progress	(1,018)	(1,101)

Net cash provided by (used in) operating activities	(514)	2,119

Cash flows from investing activities
Purchase of property and equipment	(124)	(183)
Proceeds from sale of net assets	28	—

Net cash used in investing activities	$(96)	$(183)

Increase (decrease) in cash and cash equivalents

Cash flows from financing activities:
Decrease in checks written in excess of cash in bank	$—	(22)
Net change in line of credit	(517)	(637)
Payments on capital lease obligations	(60)	(88)
Net cash used in financing activities	(577)	(747)
Effect of foreign exchange rates on cash and cash equivalents	68	(18)
Net increase (decrease) in cash and cash equivalents	(1,119)	1,171
Cash and cash equivalents at beginning of period	1,969	2,175

Cash and cash equivalents at end of period	$850	$3,346

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$168	$343

Noncash investing and financing activities

During the nine months ended September 30, 2002, the Company accrued dividends of $92 on its 3% Series A convertible preferred stock.

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

Contract costs include all direct and allocable indirect labor, benefits, and materials unique to or installed in the project, subcontractor cost allocations, including employee benefits and equipment expense.  At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements.  As long-term contracts extend over one year, revisions in cost and earnings estimates during the course of the work are reflected in the accounting period in which the facts become known which require the revision.  Costs attributable to contract claims or disputes are carried in the accompanying balance sheets only when realization is probable.  These costs are recorded at the lesser of actual costs incurred or the amount expected to be realized.  It is reasonably possible that estimates by management related to contracts can change in the future.

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

2.                                       ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2002	December 31, 2001
Contract and trade account receivables	$4,646	$7,039
Retention receivables	98	368
	4,744	7,407
Less Allowance for doubtful accounts	(396)	(440)
Total	$4,348	$6,967

Some of the Company’s contracts require retentions, typically 5-10 percent of the amount billed, to be withheld from each progress payment by the customer until the project reaches substantial completion. Earned, but unbilled retention amounts are included in retention receivables.  The Company has also included retention in the account category of cost and earnings in excess of billings on contracts in progress in the UK.

3.                                       INVENTORIES

The components of inventories, net are as follows as of September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
Raw materials	$1,668	$1,801
Finished goods	39	—
Work in process	367	385
	2,074	2,186
Less allowance for obsolescence	(792)	(203)
Total	$1,282	$1,983

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

The following data show the amounts used in computing net loss per common share, including the effect on net loss for preferred stock dividends.  The following data also show the weighted average number of shares and rights to acquire shares with dilutive potential:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(1,656)	$(3,971)	$(6,574)	$(5,483)

Imputed dividends from beneficial conversion feature of preferred stock	—	—	—	—

Dividends on preferred stock	(15)	(31)	(92)	(111)

Net loss applicable to common shareholders	$(1,671)	$(4,002)	$(6,666)	$(5,594)

Weighted average number of common shares used in basic EPS	3,759,303	3,759,303	3,759,303	3,704,076

Dilutive effect of stock options	—	—	—	—

Dilutive effect of warrants	—	—	—	—

Dilutive effect of preferred stock	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	3,759,303	3,759,303	3,759,303	3,704,076

For the three and nine month periods ended September 30, 2002 and for the three and nine month periods ended September 30, 2001, all stock options, warrants and preferred stock outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

5.                                       LINE OF CREDIT

During 2002 and 2001, the Company maintained a revolving line of credit with a domestic bank.  The Company had $1,966 outstanding in borrowings under the line of credit as of September 30, 2001.  As of September 30, 2002, borrowings under the line of credit were limited to the lesser of $3,000 or an available borrowing base equal to 75 percent of the Company’s domestic accounts receivable (approximately $2,068 at September 30, 2002 and $2,585 at December 31, 2001).  Interest on borrowings under the line of credit is payable monthly.  The interest rate associated with the line of credit is variable and at September 30, 2002, the interest rate was 7.25%.  Borrowings under the line of credit are secured by substantially all the assets of the Company.  The line of credit was to expire on January 31, 2002.  In January 2002, the bank extended the expiration date to January 31, 2003.  The maximum borrowings available under the extended line of credit is $3,000 from February 2002 until October 2002 and $2,700 from November 2002 to January 2003.

As of September 30, 2002 the Company was out of compliance with certain covenants.  If the bank were to require the immediate repayment of this line of credit, the Company would be forced to seek alternative sources of financing which may not be available to the Company or may only be available on terms that are not acceptable to the Company.  The Company is currently in the process of seeking alternative financing from other sources; however, there can be no assurance that the Company will be successful in these efforts.

6.                                       SEGMENT INFORMATION

During the three and nine month periods ended September 30, 2002 and 2001, the Company had three reportable segments, namely cleanroom, mini-environment and manufactured products.  The operations of the Company’s cleanroom segment consists primarily of the design, manufacture and installation of cleanroom components and integrated cleanroom systems such as those used in the semiconductor, computer hardware, pharmaceutical, biotechnology and food processing industries.  The operations of the Company’s mini environments segment consist of the design, manufacture and installation of small clean environment systems such as those used in semiconductor and pharmaceutical research and development.  The operations of the manufactured products segment consists primarily of contract-based manufacturing and specialized painting services for manufacturers and fabricators.  (See Item 2. in MD&A for further segment discussion)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).  The Company evaluates performance of each segment based on income or loss from operations.  Revenue by segment reflects sales to unaffiliated customers.  Each segment uses the same manufacturing facility.  Accordingly, in computing income or loss from operations, the Company allocates certain general and administrative expenses, consisting primarily of facilities expenses, utilities and manufacturing overhead.  It is not practical to determine the total assets per segment and depreciation by segment because each segment uses the same manufacturing facility.  Identifiable assets by segment are reported below.  Unallocable assets relate primarily to the Company’s manufacturing facility and other non operating assets.

Segment information for the three and nine month periods ended September 30, 2002 and September 30, 2001 is as follows:

	Three months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
Revenue, net
Cleanrooms and related products	$5,936	$5,384	$15,318	$28,572
Mini environment	199	339	837	1,708
Other manufactured goods and services	136	1,076	3,710	3,567
Totals	$6,271	$6,799	$19,865	$33,847
Income (loss) from operations:
Cleanrooms and related products	$(308)	$(177)	$(1,474)	$2,097
Mini environment	(88)	5	(172)	144
Other manufactured goods and services	(205)	1,034	(1,059)	679
Unallocated	(1,009)	(970)	(3,663)	(3,101)
Totals	$(1,610)	$(108)	$(6,368)	$(181)

	September 30, 2002	December 31, 2001
Total assets:
Cleanrooms and related products	$6,192	$11,337
Mini environment	790	647

Manufactured products	2,202	1,776

Unallocated	1,275	2,695

Totals	$10,459	$16,455

7.                                       COMPREHENSIVE LOSS

The following table reports comprehensive loss for the three and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,
	2002	2001
Net loss	$(1,656)	$(3,971)
Foreign currency translation adjustment	(12)	34
Comprehensive loss	$(1,668)	$(3,937)

	Nine months ended September 30,
	2002	2001
Net loss	$(6,574)	$(5,483)
Foreign currency translation adjustment	(3)	(52)
Comprehensive loss	$(6,577)	$(5,535)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.  All data in the tables are in thousands, except for percentages and share data.

The Company’s principal line of business is the design, manufacture and installation of cleanroom components and integrated cleanroom systems, primarily for the semiconductor industry.  The Company also designs, manufactures and installs cleanroom components and integrated cleanroom systems for other industries, such as the pharmaceutical, flat panel display, disk drive, biotechnology and food processing industries.  The Company is a global leader in the cleanroom installation business.  In addition, until October 31, 2002, the Company designed and manufactured environmentally controlled “mini-environments,” which range in size from the size of a desk to the size of a bus.  On October 31, 2002, the Company divested itself of the “mini-environment” portion of its business by selling the assets related to that portion of the business to Intelligent Enclosures, Inc., a Utah corporation owned by the former managers of the Company’s “mini-environment” business.  At the beginning of 2002, the Company established a product line in its European operations that offers ultra high purity piping services, usually in conjunction with the installation of highly specialized tools and equipment in advanced manufacturing applications.  Finally, the Company offers manufacturing and specialized painting services on a contract basis, primarily to local and regional manufacturers and fabricators.

RESULTS OF OPERATIONS (Data in the tables are in thousands)

Selected Financial Information

	Three months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001

Revenue, net	$6,271	$6,799	$19,865	$33,847

Gross profit (loss)	(501)	1,021	(2,492)	3,431

Operating expenses	1,109	1,129	3,876	3,612

Net loss	(1,656)	(3,971)	(6,574)	(5,483)

	Sept. 30, 2002	December 31, 2001
Balance Sheet Data:

Cash and cash equivalents	$705	$1,969

Working capital	(2,931)	3,221

Total assets	10,459	16,455

Total liabilities	11,685	11,012

Redeemable preferred stock	5,401	5,401

Total stockholders’ equity	(6,627)	42

Discussion

Revenue for the three months ended September 30, 2002, decreased by 7.8 % to $6.3 million compared to $6.8 million for the three months ended September 30, 2001.  Revenue from cleanroom and related products decreased $0.2 million, or 4.5%, to $5.1 million for the three months ended September 30, 2002, from $5.4 million for the three months ended September 30, 2001.  Revenue from mini-environment and related products decreased $0.1 million, or 41.0 % to $0.2 million for the three months ended September 30, 2002, from $0.3 million during the three months ended September 30, 2001.  Revenue from other manufactured goods and services decreased to $0.93 million for the three months ended September 30, 2002, as compared with $1.1 million for the three months ended September 30, 2001.

Revenue for the nine months ended September 30, 2002, decreased by 41.3 % to $19.9 million compared to $33.8 million for the nine months ended September 30, 2001.  Revenue from cleanroom and related products decreased $13.3 million, or 46.4%, to $15.3 million for the nine months ended September 30, 2002, from $28.6 million for the nine months ended September 30, 2001.  Revenue from mini-environment and related products decreased $0.9 million, or 51.0 % to $0.8 million for the nine months ended September 30, 2002, from $1.7 million during the nine months ended September 30, 2001.  Revenue from other manufactured goods and services increased to $3.7 million for the nine months ended September 30, 2002, as compared with $3.6 million for the nine months ended September 30, 2001.

The decline in cleanroom and mini-environment revenue for the three and nine months ended September 30, 2002, is primarily attributable to the severe recession in the semiconductor industry that began in the first quarter of 2001.  The slight decrease in revenue from other manufactured goods and services during the three months ended September 30, 2002 as compared to the same period in 2001 is primarily attributable to the decrease in the amount of contract manufacturing done by the Company, which has been largely a response to the excess manufacturing capacity created by the decline in cleanroom component manufacturing.  The slight increase in revenue from other manufactured goods and services during the nine months ended September 30, 2002 as compared to the same period in 2001 is primarily attributable to a higher level of contract manufacturing completed during the first part of 2002.

Gross profit (loss) for the three months ended September 30, 2002, decreased by 149.1 % to $(0.50) million from $1.0 million for the three months ended September 30, 2001, and decreased 8.0 % as a percentage of revenue for the third quarter of 2002 compared to 15.0% for the third quarter of 2001. Gross profit (loss) for the nine months ended September 30, 2002, decreased by 172.6 % to $(2.5) million from $3.4 million for the nine months ended September 30, 2001, and decreased 12.5 % as a percentage of revenue for the nine months ended September 30, 2002, compared to 10.1% for same period.

The decrease in gross profit for the nine months ended September 30, 2002, as compared to the nine months ended September 30,2001, is in large part a result of inventory reserve expense of $543,000 recorded as cost of goods sold for slow moving and possibly obsolete raw materials and income and VAT tax reserve expense related to a $1.7 million estimated tax assessment charged to cost of goods sold that is related to VAT and other taxes in the Company’s international markets. The decrease in gross profit for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 is a result of the decreases in the semiconductor market, as well as the decline in the worldwide economy as a whole, and an increase in the competitive nature of the cleanroom bidding process.  In addition, the decrease in gross profit in the third quarter of 2002 is also attributable to some inefficiencies and inexperience by the Company’s European operations in pricing its fairly new ultra high purity piping services.

With the Company’s efforts to develop a portion of its revenue from sources outside of the semiconductor cleanroom industry by applying its product and engineering expertise in custom metal fabrication and airflow systems, the Company continues to experience some cost inefficiencies due to ramp-up costs.  However, it continues to be the Company’s objective to identify, manufacture and sell non-semiconductor cleanroom related products and services that have acceptable gross profit margin potential.

Capital spending by manufacturers in the volatile semiconductor industry continues to be depressed.  This has resulted in severe competition in acquiring business, and has resulted in fewer large cleanroom projects to bid.  The Company is continuing to pursue the outsourcing of cleanroom component parts where such outsourcing will allow it to offer its customers a wider range of cleanroom solutions at competitive prices.  Management hopes that this strategy will enable the Company to be more flexible in the current environment.  Management is also carefully analyzing all portions of the Company’s business, and is beginning a process of restructuring or divesting itself of any product line or service that is underperforming.  Most recently, this effort resulted in the Company divesting itself of its historically under-performing mini-environment business assets in October 2002.  Management anticipates that additional divestitures may follow.

The Company will continue to analyze opportunities outside of the manufacture and installation of clean room systems for the semiconductor industry.  However, because of cash constraints and a diminished management team, the Company will, in the short term, only pursue those opportunities that do not detract from the Company’s focus on cleanroom design and installation.

The Company recently introduced a product line in its European operations offering ultra high purity piping services.  These services, which consist largely of the installation and hook-up of highly specialized tools and equipment in advanced manufacturing facilities such as cleanrooms, are in high demand.  As the rate of new semiconductor fab construction continues to decline, the Company has determined that it must undertake to recognize more revenue per fab.  The ultra high purity piping services now offered by the Company helps the Company to achieve more revenue per fab.  This new product/service line has already helped the Company secure contracts in Europe, and management is optimistic about the potential revenue that may be derived from such services.  At this point, the most significant obstacle for significant growth in the ultra high purity piping products appears to be the Company’s ability to recruit and retain sufficient highly skilled labor for the highly technical work involved.

Selling, general and administrative expenses for the three months ended September 30, 2002, increased 2.2 % to $0.97 million, or 15.4 % of revenue, compared to $0.95 million, or 13.9 % of revenue for the of the three months ended September 30, 2001.  Selling, general and administrative expenses for the nine months ended September 30, 2002, increased 13.2 % to $3.4 million, or 17.3 % of revenue, compared to $3.0 million, or 9.0 % of revenue for the of the nine months ended September 30, 2001.   For the nine months ended September 30, 2001, the increase in selling, general and administrative expenses was due largely to the increased costs incurred in restating the company’s financial statements back to 1999.  These costs have included, but have not been limited to, audit fees, consulting fees, legal fees, increased wages for additional employees and overtime costs.  The increase in selling, general and administrative expense in the third quarter of 2002 as compared to the third quarter of 2001, was due to additional consulting and professional fees and travel expense related to the restatement process, as mentioned above.

Research and development expenses for the three months ended September 30, 2002, decreased to $37,000, compared to $86,000 for the three months ended September 30, 2001. Research and development expenses for the nine months ended September 30, 2002, decreased to $128,000, compared to $249,000 for the nine months ended September 30, 2001.   The decrease in both the three and nine month periods is primarily attributable to the Company’s efforts to control costs in down times but continue to fund research and development to improve its existing products and develop new products in the cleanroom segment of its business and in its diversification program.

Interest expense for the third quarter of 2002 decreased to $57,000, compared to $84,000 for the third quarter of 2001 Interest expense for the first nine months of 2002 was $168,000 as compared to $354,000 for the first nine months of 2001.  The decrease in interest expense in 2002 as compared to 2001 is directly attributable to decreased borrowings against the Company’s credit line during the first nine months of 2002 over the same period in 2001.

The Company booked depreciation and amortization expense of $105,000 during the three months ended September 30, 2002, as compared to $97,000 for the same period in 2001.  Depreciation and amortization expense for the first nine months of 2002 was $316,000, as compared to $332,000 during the first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 2002 was $(2.9) million, compared to $3.2 million at December 31, 2001.  This includes cash and cash equivalents of $0.7 million at September 30, 2002 and $2.0 million at December 31, 2001.

The Company’s operations used $0.5 million of cash during the third quarter of 2002, compared to providing $2.1 million of cash from operations during the third quarter of 2001.  During the third quarter of 2002, the Company experienced a net decrease in receivables of $2.6 million, which is attributable to the Company’s decreased billings to replace those collected.  In addition, costs and estimated earnings in excess of billings on contracts in progress decreased by approximately $0.3 million and billings in excess of costs and estimated earnings on contracts in progress decreased by $1.0 million.

During 2002 and 2001, the Company maintained a revolving line of credit with a domestic bank.  The Company had $1,966 outstanding in borrowings under the line of credit as of September 30, 2001.  As of September 30, 2002, borrowings under the line of credit were limited to the lesser of $3,000,000 or an available borrowing base equal to 75 percent of the Company’s domestic accounts receivable (approximately $2,068 at September 30, 2002 and $2,585 at December 31, 2001).  Interest on borrowings under the line of credit is payable monthly.  The interest rate associated with the line of credit is variable and at September 30, 2002, the interest rate was prime plus 2.75%.  During the quarter ending December 31, 2002, the interest rate will be prime plus 3.0%, and from January 1, 2003 until the expiration of the line of credit on January 31, 2003, the interest rate will be prime plus 3.25%.  Borrowings under the line of credit are secured by substantially all the assets of the Company.  The line of credit was to expire on January 31, 2002.  In January 2002, the bank extended the expiration date to January 31, 2003.  The maximum borrowings available under the extended line of credit is $3,000,000 from February 2002 until October 2002 and $2,700,000 from November 2002 to January 2003.

The line of credit agreement contains restrictive covenants imposing limitations on payments of cash dividends, purchases or redemptions of capital stock, indebtedness and other matters.  At times during 2001 and the three months ended September 30, 2002 and at both December 31, 2001 and September 30, 2002, the Company was not in compliance with certain covenants.  Because of the Company’s noncompliance with certain covenants in the line of credit, the lender has the right to terminate the line of credit and require repayment of all outstanding borrowings prior to the line of credit’s scheduled termination date of January 31, 2003.  The Company does not presently have sufficient resources to repay the outstanding borrowings upon the termination of the line of credit on January 31, 2003 or in the event the line of credit is otherwise terminated.  The Company is continuing to seek alternative financing from other sources to replace the line of credit.  However, to date the Company has been unsuccessful in those efforts, and there can be no assurance that such efforts will be successful.

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

In addition, the Company is in breach of certain covenants set forth in the documents relating to the issuance of the Company’s Series A Preferred Stock, including the covenant that the Company’s Common Stock will continue to trade on Nasdaq.  The holders of the Company’s outstanding Series A Preferred Stock have various remedies they can enforce as a result of the breach of the covenants by the Company.  These remedies include the right to require the Company to redeem their shares of preferred stock.  Management has been in frequent communication with the holders of the Series A Preferred Stock and to date the preferred shareholders have not demanded redemption.  The Company does not have adequate capital resources to redeem any of the Series A Preferred Stock in the event the holders of the Series A Preferred Stock exercise their redemption rights.

The Company has received assessments from various foreign taxing entities asserting unpaid taxes.  The Company does not presently have sufficient capital resources to pay the amounts that may ultimately be found to be owing with respect to the Company’s foreign tax obligations.

The Company recently restated its financial statements dating back to December 1999 because of certain accounting errors primarily arising out of the Company’s European operations.  The restatement resulted in the Company incurring unusually large accounting, audit and legal fees, totaling approximately $850,000.  Payment of these unusual, one-time fees has, and will continue to, put a severe strain on the Company’s cash flow.

The Company is experiencing severe cash flow limitations that are having a detrimental impact on the Company’s continuing ability to generate revenue.

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

Item 4.    Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the Company’s management to material information required to be included in this Form 10-Q and other Exchange Act filings.

There were no significant changes in the company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no significant deficiencies or material weaknesses which required corrective actions.

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

Item 4:   Submission of Matters to a Vote of Security Holders

By written resolution dated September 18, 2002, the holders of all 411 shares of outstanding Series A Preferred Stock consented to the amendment of the Company’s Articles of Incorporation to change to December 31, 2002 the date of the automatic conversion of Series A Preferred Stock to common stock.

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

4.6                                 Articles of Amendment to the Articles of Incorporation, filed with the Utah Department of Commerce, Division of Corporations, on October 3, 2002

10.11                     Agreement of Purchase and Sale of Assets, between Daw Technologies, Inc. as Seller and Intelligent Enclosures, Inc. as Purchaser, dated October 31, 2002

99.1                           Certification of Chief Executive Officer

99.2                           Certification of Chief Financial Officer

(b)                                 Reports on Form 8-K.

A report on Form 8-K was filed on August 8, 2002 reporting that Arthur Andersen LLP had terminated its relationship as the Company’s independent audit firm.

A report on Form 8-K was filed on August 20, 2002 reporting that the Company had appointed Tanner + Co. to replace Arthur Andersen LLP as the Company’s independent audit firm for the fiscal year ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 12, 2002.

DAW TECHNOLOGIES, INC.

By:	/s/ James C. Collings
James C. Collings
Chief Executive Officer
Principal Executive Officer

By:	/s/ Donald K. McCauley
Donald K. McCauley
Senior Vice President and Chief Financial Officer
Principal Financial and Accounting Officer

CERTIFICATIONS

I, James C. Collings, certify that:

1.                    I have reviewed this quarterly report on Form 10-Q of Daw Technologies, Inc. (the “registrant”);

2.                    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                 designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                 presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                 all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ James C. Collings
Name: James C. Collings
Title: Chief Executive Officer

I, Donald K. McCauley, certify that:

1.                    I have reviewed this quarterly report on Form 10-Q of Daw Technologies, Inc. (the “registrant”);

2.                    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                 designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                 presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                 all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Donald K. McCauley
Name: Donald K. McCauley
Title:	Senior Vice President and Chief Financial Officer